Form 10-Q
period 2020-06-30
Trean Insurance Group, Inc.
filed 2020-08-28
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 001-39392

TREAN INSURANCE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4512647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 Lake Street West
Wayzata, MN 55391
(Address of principal executive offices and zip code)
 (952) 974-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	TIG	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒
As of August 26, 2020, there were 51,154,097 shares of the registrant's common stock outstanding.

BIC HOLDINGS LLC - TREAN HOLDINGS LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BIC Holdings LLC - Trean Holdings LLC
Condensed Combined Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Fixed maturities, at fair value (amortized cost of $359,355 and $329,640, respectively)	$375,705	$337,865
Preferred stock, at fair value (amortized cost of $332 and $337, respectively)	325	343
Common stock, at fair value (cost $1,554 and $492, respectively)	3,428	492
Equity method investments	11,693	12,173
Total investments	391,151	350,873
Cash and cash equivalents	97,326	74,268
Restricted cash	7,746	1,800
Accrued investment income	2,605	2,468
Premiums and other receivables	75,017	62,460
Related party receivables	20,385	22,221
Reinsurance recoverable	334,124	307,338
Prepaid reinsurance premiums	91,311	80,088
Deferred policy acquisition cost, net	2,951	2,115
Property and equipment, net	8,130	7,937
Right of use asset	5,958	—
Deferred tax asset	—	1,367
Goodwill	3,339	2,822
Other assets	9,889	3,277
Total assets	$1,049,932	$919,034
Liabilities
Unpaid loss and loss adjustment expenses	$442,500	$406,716
Unearned premiums	120,427	103,789
Funds held under reinsurance agreements	165,371	163,445
Reinsurance premiums payable	54,030	53,620
Accounts payable and accrued expenses	73,325	14,995
Lease liability	6,186	—
Income taxes payable	3,999	714
Deferred tax liability	12	—
Long-term debt	39,698	29,040
Total liabilities	905,548	772,319
Commitments and contingencies
Redeemable preferred stock (1,000,000 authorized; 51 outstanding)	5,100	5,100
Members' equity
Members' equity	78,478	78,438
Additional paid-in capital	16,542	17,995
Retained earnings	35,561	40,361
Accumulated other comprehensive income	8,703	4,821
Total members' equity	139,284	141,615
Total liabilities and members' equity	$1,049,932	$919,034

See accompanying notes to the condensed combined financial statements.

BIC Holdings LLC - Trean Holdings LLC
Condensed Combined Statements of Operations
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Gross written premiums	$109,612	$104,420	$217,471	$205,954
Increase in gross unearned premiums	(9,265)	(1,535)	(16,638)	(12,487)
Gross earned premiums	100,347	102,885	200,833	193,467
Ceded earned premiums	(78,968)	(79,508)	(156,995)	(150,466)
Net earned premiums	21,379	23,377	43,838	43,001
Net investment income	1,524	1,570	4,796	2,857
Net realized capital gains (losses)	(4)	111	3,230	723
Other revenue	1,530	1,893	5,922	5,488
Total revenue	24,429	26,951	57,786	52,069
Expenses
Losses and loss adjustment expenses	12,183	13,014	25,117	24,470
General and administrative expenses	8,316	6,193	16,476	10,162
Interest expense	501	561	962	1,185
Total expenses	21,000	19,768	42,555	35,817
Other income	40	33	54	126
Income before taxes	3,469	7,216	15,285	16,378
Income tax expense	979	1,690	3,891	3,009
Equity earnings in affiliates, net of tax	1,230	865	1,932	1,473
Net income	$3,720	$6,391	$13,326	$14,842

See accompanying notes to the condensed combined financial statements.

BIC Holdings LLC - Trean Holdings LLC
Condensed Combined Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$3,720	$6,391	$13,326	$14,842
Other comprehensive income, net of tax:
Unrealized investment gains:
Unrealized investment gains arising during the period	6,252	2,782	5,029	7,753
Income tax expense	1,310	585	1,054	1,629
Unrealized investment gains, net of tax	4,942	2,197	3,975	6,124
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	(1)	111	118	89
Income tax expense (benefit)	(1)	24	25	19
Total reclassifications included in net income, net of tax	—	87	93	70
Other comprehensive income	4,942	2,110	3,882	6,054
Total comprehensive income	$8,662	$8,501	$17,208	$20,896

See accompanying notes to the condensed combined financial statements.

BIC Holdings LLC - Trean Holdings LLC
Condensed Combined Statements of Members’ Equity and Redeemable Preferred Stock
For the Three and Six Months Ended June 30, 2020 and 2019
(in thousands, except share and unit data)
(unaudited)

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Members' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at March 31, 2020	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	216,247	$216	$17,995	$3,761	$49,967	$150,181
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	19,658	20	—	—	—	20
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(18,043)	(19,496)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,942	—	4,942
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,720	3,720
Balance at June 30, 2020	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	235,905	$236	$16,542	$8,703	$35,561	$139,284

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Members' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at March 31, 2019	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	137,612	$137	$17,995	$1,941	$18,916	$118,231
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	19,658	20	—	—		20
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(313)	(313)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	(74)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	2,110	—	2,110
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,391	6,391
Balance at June 30, 2019	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	157,270	$157	$17,995	$4,051	$24,907	$126,352

See accompanying notes to the condensed combined financial statements.

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Members' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2019	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	$17,995	$4,821	$40,361	$141,615
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	39,317	40	—	—	—	40
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(18,043)	(19,496)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	3,882	—	3,882
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,326	13,326
Balance at June 30, 2020	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	235,905	$236	$16,542	$8,703	$35,561	$139,284

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Members' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2018	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	117,953	$118	$17,995	$(2,003)	$9,779	$105,131
Cumulative effect of adopting ASC Topic 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—	695	695
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	39,317	39	—	—	—	39
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(313)	(313)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22)	(22)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(74)	(74)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	6,054	—	6,054
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14,842	14,842
Balance at June 30, 2019	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	157,270	$157	$17,995	$4,051	$24,907	$126,352

See accompanying notes to the condensed combined financial statements.

BIC Holdings LLC - Trean Holdings LLC
Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$13,326	$14,842
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	458	360
Net capital gains (losses) on investments	(5,042)	67
Deferred offering costs	(1,339)	—
Gain on bargain purchase of subsidiary	—	(634)
Bond amortization and accretion	944	863
Issuance of member units as compensation	40	39
Equity earnings in affiliates, net of tax	(1,932)	(1,473)
Distributions from equity method investments	2,413	2,127
Deferred income taxes	349	(506)
Deferred financing costs	48	51
Changes in operating assets and liabilities:
Accrued investment income	(137)	(109)
Premiums and other receivables	(10,666)	(17,347)
Reinsurance recoverable on paid and unpaid losses	(26,786)	(27,040)
Prepaid reinsurance premiums	(11,223)	(11,048)
Right of use asset	(5,958)	—
Other assets	(3,284)	(1,391)
Unpaid loss and loss adjustment expenses	35,784	35,632
Unearned premiums	16,638	11,601
Funds held under reinsurance agreements	(1,306)	(6,030)
Reinsurance premiums payable	409	11,409
Accounts payable and accrued expenses	19,591	5,271
Lease liability	6,186	—
Income taxes payable	3,270	(1,992)
Net cash provided by operating activities	31,783	14,692
Investing activities
Payments for capital expenditures	(554)	(493)
Proceeds from sale of equity method investment	3,000	—
Return of capital on equity method investment	115	—
Purchase of investments, available for sale	(55,695)	(51,196)
Proceeds from investments sold, matured or repaid	60,339	49,405
Acquisition of subsidiary, net of cash received	(1,098)	(5,496)
Net cash provided by (used in) investing activities	6,107	(7,780)
Financing activities
Proceeds from credit agreement	32,453	—
Principal payments on long-term debt	(21,843)	(4,145)
Distribution to members	(19,496)	(313)
Dividends paid on preferred stock	—	(127)
Net cash used in financing activities	(8,886)	(4,585)
Net increase in cash, cash equivalents and restricted cash	29,004	2,327
Cash, cash equivalents and restricted cash ‑ beginning of period	76,068	55,962
Cash, cash equivalents and restricted cash ‑ end of period	$105,072	$58,289

See accompanying notes to the condensed combined financial statements.

BIC Holdings LLC - Trean Holdings LLC
Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

Disaggregation of cash and restricted cash:	As of June 30, 2020	As of June 30, 2019
Cash and cash equivalents	$97,326	$50,648
Restricted cash	7,746	7,641
Total cash, cash equivalents and restricted cash	$105,072	$58,289

	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2020	2019
Cash paid during the year for:
Interest	$914	$1,323
Income taxes	201	5,462
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	6,906	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	906	—

See accompanying notes to the condensed combined financial statements.

Notes to the Condensed Combined Financial Statements

Note 1. Business and Basis of Presentation
The condensed combined financial statements include the accounts, after elimination of intercompany accounts and transactions, of BIC Holdings LLC (BIC), a property and casualty insurance holding company, and Trean Holdings LLC (Trean), an insurance services company, along with their wholly owned subsidiaries, collectively the “Company”. BIC and Trean are owned by the same members. In July 2020, Trean Insurance Group, Inc. completed its initial public offering of common stock. As the accompanying financial statements are as of and for the three and six months ended June 30, 2020, they are presented on a combined basis rather than on a consolidated basis. All dollar amounts are shown in thousands, except unit and per unit amounts.

The Company is an established and growing company providing products and services to the specialty insurance market. Historically, the Company has focused on specialty casualty markets that are believed to be under served and where the Company’s expertise allows the Company to achieve higher rates, such as niche workers' compensation markets and small- to medium-sized specialty casualty insurance programs. The Company underwrites specialty-casualty insurance products both through programs where the Company partners with other organizations (Program Partners), and also through the Company’s own managing general agencies (Owned MGAs). The Company also provides Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage from which the Company generates fee-based revenues.

BIC’s wholly owned subsidiary is Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company (Benchmark), a property and casualty insurance company domiciled in the state of Kansas, and American Liberty Insurance Company (ALIC), a property and casualty insurance company domiciled in the state of Utah.

Trean’s wholly owned subsidiaries are Trean Compstar Holdings, LLC, a limited liability company created for the purchase of an interest in Compstar Insurance Services LLC, a California-based general agency, and Trean Corporation (Trean Corp), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: Trean Reinsurance Services, LLC (TRS), a reinsurance intermediary broker; Benchmark Administrators LLC (BIC Admin), a claims third-party administrator; and Westcap Insurance Services, LLC (Westcap), a managing general agent based in California.

The accompanying condensed combined financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not contain all of the information included in the Company's annual combined financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed combined financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed combined financial statements should be read in conjunction with the Company's most recent audited combined financial statements and notes thereto for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

Use of estimates

While preparing the condensed combined financial statements, the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed combined financial statements, as well as reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require extensive use of estimates include the reserves for unpaid losses and loss adjustment expenses (LAE), reinsurance recoveries, investments and goodwill. Except for the captions on the condensed combined balance sheets and condensed combined statements of comprehensive income, generally, the term loss(es) is used to collectively refer to both loss and LAE.

Accounting pronouncements

Recently adopted policies

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This standard is effective for the period between March 12, 2020 and December 31, 2022. The adoption of this standard did not have a material impact on the condensed combined financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This update modifies the existing disclosure requirements on fair value measurements in Topic 820 by changing requirements regarding Level 1, Level 2 and Level 3 investments. The Company adopted this standard effective January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the condensed combined financial statements.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (ASU 2016-02), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of lease payments. Management adopted this standard effective January 1, 2020 under the modified retrospective approach. Adoption of this standard resulted in the Company recognizing initial right-of-use assets of $5,946 and initial lease liabilities of $5,946 and did not result in a cumulative effect adjustment on retained earnings. The adoption of this standard did not have a material impact on the condensed combined statements of operations or condensed combined statements of cash flows.

Pending policies

Trean Insurance Group, Inc. completed its initial public offering in July 2020, and is an emerging growth company as defined under federal securities laws. As such, the Company has elected to adopt pending accounting policies under the dates required for private companies. Therefore, the dates included within this section reflect the effective dates for the adoption of new accounting policies required by private companies.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (ASU 2020-03). This update represents changes to clarify and improve the codification to allow for easier application by eliminating inconsistencies and providing clarification. Certain issues addressed in this update are effective for annual periods beginning after December 15, 2020 and others are effective for annual periods beginning after December 15, 2022. The Company will adopt each standard upon their respective effective dates of January 1, 2021 and January 1, 2023. Adoption of this standard is not expected to have a material impact on the condensed combined financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323 and Topic 815 (ASU 2020-01). This update addresses the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting. Further, the update addresses scope considerations for forward contracts and purchased options on certain securities. ASU 2020-01 is effective for annual periods beginning after December 15, 2021, including interim periods thereafter. The Company will adopt this standard effective January 1, 2022. Adoption of this standard is not expected to have a material impact on the condensed combined financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2021, including interim periods thereafter, with early adoption permitted. The Company will adopt this standard effective January 1, 2022. Adoption of this standard is not expected to have a material impact on the condensed combined financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Additionally, credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which the fair value is below the amortized cost. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2023. The Company is currently evaluating the impact of this standard on the condensed combined financial statements.

Note 2. Acquisitions
LCTA Risk Services, Inc.

Effective April 1, 2020, Trean Corp purchased 100% of the operating assets and assumed the liabilities of LCTA Risk Services, Inc. The total purchase price was $1,400. The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of total consideration transferred	$1,400
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	302
Premiums and other receivables	55
Property and equipment	63
Goodwill	517
Other assets	494
Accounts payable	(17)
Income taxes payable	(14)
Net assets acquired	$1,400

The Company recorded $517 of goodwill associated with the business combination. The goodwill recognized is attributable to the expected growth resulting from the acquisition and the synergies gained to assist in reducing operating expenses.

American Liberty Insurance Company

Effective March 31, 2019, Benchmark Holdings Company purchased the remaining 25% of outstanding voting shares in ALIC for $1,155. The purchase price was determined based on the statutory surplus of ALIC.

First Choice Casualty Insurance Company

Effective February 19, 2019, Benchmark purchased 100% of the operating assets and assumed the liabilities of First Choice Casualty Insurance Company (FCCIC). The total purchase price was $5,314. As part of the acquisition, the Company recorded a bargain purchase gain of $634 which is included in net realized capital gains (losses) on the condensed combined statements of operations. The Company was able to realize a bargain purchase gain as the seller was looking to exit the workers' compensation market with the sale of their management agreement to a new manager. With the new manager, the seller had a lack of interest and expertise in maintaining workers' compensation policies, which had historically been underwritten and managed by Trean Corp.

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of total consideration transferred	$5,314
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	973
Investments	4,252
Accrued investment income	40
Premiums and other receivables	1,571
Deferred tax asset	242
Other assets	10
Unpaid loss and loss adjustment expenses	(6,426)
Unearned premiums	(1,003)
Funds held under reinsurance agreements	7,980
Reinsurance premiums payable	(1,037)
Accounts payable and accrued expenses	(316)
Income taxes payable	(338)
Net assets acquired	5,948
Gain on bargain purchase	$634

Note 3. Fair Value Measurements

The Company’s financial instruments include assets and liabilities carried at fair value. The inputs to valuation techniques used to measure fair value are prioritized into a three level hierarchy. The fair value hierarchy is as follows:

Level 1: Fair values primarily based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2: Fair values primarily based on observable inputs, other than quoted prices included in Level 1, or based on prices for similar assets and liabilities.

Level 3: Fair values primarily based on valuations derived when one or more of the significant inputs are unobservable. With little or no observable market, the determination of fair value uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The Company classifies the financial asset or liability by level based upon the lowest level input that is significant to the determination of the fair value. The following tables present the estimated fair value of the Company’s significant financial instruments.

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$16,073	$175	$—	$16,248
Foreign governments	—	305	—	305
States, territories and possessions	—	7,544	—	7,544
Political subdivisions of states territories and possessions	—	28,915	—	28,915
Special revenue and special assessment obligations	—	71,875	—	71,875
Industrial and public utilities	—	129,892	—	129,892
Commercial mortgage-backed securities	—	17,908	—	17,908
Residential mortgage-backed securities	—	59,412	—	59,412
Other loan-backed securities	—	43,250	—	43,250
Hybrid securities	—	356	—	356
Total fixed maturities	16,073	359,632	—	375,705
Equity securities:
Preferred stock	—	325	—	325
Common stock	852	576	2,000	3,428
Total equity securities	852	901	2,000	3,753
Total investments	$16,925	$360,533	$2,000	$379,458

Funds held under reinsurance agreements	—	165,371	—	165,371

Long-term debt:
Junior subordinated debt	—	7,732	—	7,732
Secured credit facility	—	32,794	—	32,794
Total long-term debt	$—	$40,526	$—	$40,526

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$16,129	$—	$—	$16,129
Foreign governments	—	302	—	302
States, territories and possessions	—	4,923	—	4,923
Political subdivisions of states, territories and possessions	—	25,104	—	25,104
Special revenue and special assessment obligations	—	61,405	—	61,405
Industrial and public utilities	—	123,207	—	123,207
Commercial mortgage-backed securities	—	16,312	—	16,312
Residential mortgage-backed securities	—	54,109	—	54,109
Other loan-backed securities	—	36,011	—	36,011
Hybrid securities	—	363	—	363
Total fixed maturities	16,129	321,736	—	337,865
Equity securities:
Preferred stock	—	343	—	343
Common stock	—	492	—	492
Total equity securities	—	835	—	835
Total investments	$16,129	$322,571	$—	$338,700

Funds held under reinsurance agreements	—	163,445	—	163,445

Long-term debt:
Junior subordinated debt	—	7,732	—	7,732
Secured credit facility	—	21,637	—	21,637
Total long-term debt	$—	$29,369	$—	$29,369

Bonds and preferred stocks: The Company uses a variety of sources such as Reuters, Iboxx, PricingDirect, ICE BofAML Index, ICE Data Services, and for equities, Bloomberg. Equity securities are valued at the closing price on the exchange on which they are primarily traded as provided by a third-party pricing service. Fixed income securities are generally valued at an evaluated bid as provided by a third-party pricing service. Securities and other assets generally valued using third-party pricing services may also be valued at broker/dealer bid quotations. Values obtained from third-party pricing services can utilize several data sources for inputs such as transaction data, yield, quality, coupon rate, maturity, issue type, trading characteristics and market activity. To validate the reasonableness of the quoted prices, the Company performs various qualitative and quantitative procedures such as analysis of recent activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

Funds held under reinsurance agreements: The Company holds certain investments as collateral under reinsurance contracts and values these investments consistent with its other investments using third-party pricing services. To validate the reasonableness of the quoted prices, the Company performs various qualitative and quantitative procedures such as analysis of recent activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

Long-term debt: The Company held long-term debt related to multiple credit agreements. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt.

Note 4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the investments in securities classified as available for sale are as follows:

	June 30, 2020
(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$15,778	$470	$—	$16,248
Foreign governments	300	5	—	305
States, territories and possessions	7,299	245	—	7,544
Political subdivisions of states, territories and possessions	27,684	1,231	—	28,915
Special revenue and special assessment obligations	68,065	3,815	(5)	71,875
Industrial and public utilities	122,814	7,223	(145)	129,892
Commercial mortgage-backed securities	16,400	1,598	(90)	17,908
Residential mortgage-backed securities	57,787	1,714	(89)	59,412
Other loan-backed securities	42,871	772	(393)	43,250
Hybrid securities	357	2	(3)	356
Total fixed maturities available for sale	$359,355	$17,075	$(725)	$375,705

	December 31, 2019
(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$15,965	$167	$(3)	$16,129
Foreign governments	299	3	—	302
States, territories and possessions	4,789	134	—	4,923
Political subdivisions of states, territories and possessions	24,444	670	(10)	25,104
Special revenue and special assessment obligations	59,149	2,298	(42)	61,405
Industrial and public utilities	119,735	3,490	(18)	123,207
Commercial mortgage-backed securities	15,586	757	(31)	16,312
Residential mortgage-backed securities	53,467	679	(37)	54,109
Other loan-backed securities	35,849	281	(119)	36,011
Hybrid securities	357	6	—	363
Total fixed maturities available for sale	$329,640	$8,485	$(260)	$337,865

The following table illustrates the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$505	$—	$—	$—	$505	$—
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	—	—	—	—	—	—
Special revenue and special assessment obligations	932	(5)	—	—	932	(5)
Industrial and public utilities	1,512	(145)	—	—	1,512	(145)
Commercial mortgage-backed securities	936	(90)	—	—	936	(90)
Residential mortgage-backed securities	1,575	(67)	308	(22)	1,883	(89)
Other loan-backed securities	10,148	(89)	10,488	(304)	20,636	(393)
Hybrid securities	104	(3)	—	—	104	(3)
Total bonds	$15,712	$(399)	$10,796	$(326)	$26,508	$(725)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$293	$(2)	$1,349	$(1)	$1,642	$(3)
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	1,500	(9)	690	(1)	2,190	(10)
Special revenue and special assessment obligations	3,206	(42)	181	—	3,387	(42)
Industrial and public utilities	5,939	(16)	1,094	(2)	7,033	(18)
Commercial mortgage-backed securities	2,138	(30)	129	(1)	2,267	(31)
Residential mortgage-backed securities	6,936	(13)	1,917	(24)	8,853	(37)
Other loan-backed securities	2,189	(11)	13,885	(108)	16,074	(119)
Hybrid securities	—	—	—	—	—	—
Total bonds	$22,201	$(123)	$19,245	$(137)	$41,446	$(260)

The unrealized losses on the Company’s available for sale securities as of June 30, 2020 and December 31, 2019 were primarily caused by widening in corporate and tax exempt spreads, rather than credit-related problems.

The amortized cost and estimated fair value of fixed maturities as of June 30, 2020, by contractual maturity, are as follows:

(in thousands)	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$22,078	$22,266
Due after one year but before five years	118,280	124,043
Due after five years but before ten years	58,074	62,674
Due after ten years	43,865	46,152
Commercial mortgage-backed securities	16,400	17,908
Residential mortgage-backed securities	57,787	59,412
Other loan-backed securities	42,871	43,250
Total	$359,355	$375,705

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed combined statements of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Fixed maturities:
Gains	$—	$119	$119	$120
Losses	(1)	(8)	(1)	(31)
Total fixed maturities	(1)	111	118	89
Equity securities:
Equity method investments:
Gains	—	—	3,115	—
Total equity securities	—	—	3,115	—
Total net investment realized gains (losses)	$(1)	$111	$3,233	$89

Net investment income consists of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Fixed maturities	$1,408	$1,558	$2,880	$2,827
Preferred stock	34	(19)	20	(23)
Common stock	75	—	1,874	—
Interest earned on cash and short-term investments	7	31	22	53
Net investment income	$1,524	$1,570	$4,796	$2,857

Note 5. Equity Method Investments
The Company has investments in Compstar Holding Company LLC (Compstar) and Trean Intermediaries (TRI). Equity earnings and losses are reported in equity earnings in affiliates, net of tax on the condensed combined statements of operations.

The Company owned 45% of Compstar which had a carrying value of approximately $11,461 and $11,831 as of June 30, 2020 and December 31, 2019, respectively. The Company recorded earnings for the three months ended June 30, 2020 and 2019 of $1,230 and $692, respectively. Distributions received from Compstar for the three months ended June 30, 2020 and 2019 were $1,024 and $1,334, respectively. The Company recorded earnings for the six months ended June 30, 2020 and 2019 of $1,932 and $1,134, respectively. Distributions received from Compstar for the six months ended June 30, 2020 and 2019 were $2,302 and $1,537, respectively.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000. The Company currently maintains a 10% ownership interest in TRI. As a result of its significant ownership reduction and its inability to have significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115 which is included in net realized capital gains on the condensed combined statements of operations. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000 which is recorded in net investment income on the condensed combined statement of operations. The carrying value of TRI as of December 31, 2019 was approximately $110. The Company received distributions totaling $225 for the six months ended June 30, 2020. The Company recorded earnings of $174 and $340 for the three and six months ended June 30, 2019, respectively. The Company received distributions of $275 and $590 for the three and six months ended June 30, 2019, respectively.

Note 6. Debt
Long‑term debt consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Junior subordinated debt	$7,732	$7,732
Secured credit facility	32,794	21,637
Long-term debt	40,526	29,369
Less: unamortized deferred financing costs	(828)	(329)
Net long‑term debt	$39,698	$29,040

Junior Subordinated Debt

In June 2006, Trean Capital Trust I (the Trust) issued 7,500 shares of preferred capital securities to qualified institutional buyers and 232 common securities to Trean Corp. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of Trean Corp's Junior Subordinated Debt due 2036 (the Subordinated Notes). The Subordinated Notes represent the sole assets of the Trust. The Subordinated Notes mature on July 7, 2036. The interest rate was a fixed rate of 9.167% until July 7, 2011, at which time a variable interest rate of LIBOR (1.22% and 1.99% as of June 30, 2020 and December 31, 2019, respectively) plus 3.50% is in effect. The interest rate totaled 4.72% and 5.49% as of June 30, 2020 and December 31, 2019, respectively. There are optional dates for redemption of the Subordinated Notes, at the option of the Company, on any January 7, April 7, July 7, or October 7 following July 7, 2011. There are no funding requirements for Trean Corp to the Trust except for the necessary quarterly interest payments. Trean Corp is the guarantor of the debt.

The preferred capital securities issued by the Trust in turn pay quarterly cash distributions at an annual rate of 9.167% per annum of the liquidation amount of $1 per security until July 7, 2011 and thereafter at a variable rate per annum, reset quarterly, equal to LIBOR plus 3.50%. The preferred capital securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Subordinated Notes on July 7, 2036, or upon earlier redemption. These preferred securities are fully guaranteed by the Company.

The Company recorded $92 and $119 of interest expense associated with the Subordinated Notes during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded $196 and $241 of interest expense, respectively, associated with the Subordinated Notes.

The terms of this agreement require the Company to maintain certain general and financial covenants and ratios. The Company was in compliance with all covenants and ratios as of June 30, 2020 and December 31, 2019.

Secured Credit Facility

In April 2018, Trean Corp entered into a credit agreement with a bank which includes a term loan facility totaling $27,500 and a revolving credit facility of $3,000. Borrowings are secured by substantially all of the assets of Trean and its subsidiaries.

On May 26, 2020, the Company entered into a new Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 3.50% and 3.00%, which was 5.95% and 6.33% as of June 30, 2020 and December 31, 2019, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All shares of Trean and its subsidiaries have been pledged as guaranteed collateral.

The Company recorded $388 and $420 of interest expense associated with its credit facility during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded $722 and $892 of interest expense, respectively, associated with its credit facility.

The terms of this agreement require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of June 30, 2020 and December 31, 2019.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative and consulting fees. Revenue from contracts with customers was $1,530 and $5,922 for the three and six months ended June 30, 2020, respectively, compared to $1,893 and $5,488 for the three and six months ended June 30, 2019, respectively.

The following table presents the revenues recognized from contracts with customers included in the condensed combined statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Brokerage	$755	$912	$4,448	$3,615
Managing general agent fees	254	227	408	567
Third-party administrator fees	383	559	767	973
Consulting fees	138	195	299	333
Total revenue from contracts with customers	$1,530	$1,893	$5,922	$5,488

The Company did not have any contract liabilities as of June 30, 2020 or December 31, 2019. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed combined balance sheets.

(in thousands)	June 30, 2020	December 31, 2019
Contract assets	$2,569	$1,103

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 28.2% and 25.5% for the three and six months ended June 30, 2020, respectively. The effective tax rate differed from the statutory rate primarily due to the impact of state taxes and the deferred tax effect of a tax accounting method change on excess ceding commissions.

The Company's effective tax rate was 23.4% for the three months ended June 30, 2019. The effective tax rate differed from the statutory rate of 21% due to the impact of state taxes. The Company's effective tax rate was 18.4% for six months ended June 30, 2019. The effective tax rate differed from the statutory rate primarily due to book and tax basis differences resulting from the acquisition of FCCIC and deferred tax benefits related to the tax impact of deferred acquisition costs.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Unpaid losses and LAE reserves at beginning of period	$418,757	$364,360	$406,716	$340,415
Less losses ceded through reinsurance	(312,105)	(271,005)	(304,005)	(257,421)
Net unpaid losses and LAE at beginning of period	106,652	93,355	102,711	82,994
Acquisition of First Choice Casualty Insurance Company	—	—	—	6,366
Incurred losses and LAE related to:
Current period	13,020	14,350	27,189	27,279
Prior period	(837)	(1,336)	(2,072)	(2,809)
Total incurred losses and LAE	12,183	13,014	25,117	24,470
Paid losses and LAE, net of reinsurance, related to:
Current period	3,392	1,230	4,590	2,328
Prior period	5,708	6,640	13,503	13,003
Total paid losses and LAE	9,100	7,870	18,093	15,331
Net unpaid losses and LAE at end of period	109,735	98,499	109,735	98,499
Plus losses ceded through reinsurance	332,765	283,974	332,765	283,974
Unpaid losses and LAE reserves at end of period	$442,500	$382,473	$442,500	$382,473

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and loss adjustment expenses decreased by approximately $837 and $1,336 for the three months ended June 30, 2020 and 2019, respectively, and decreased by approximately $2,072 and $2,809 for the six months ended June 30, 2020 and 2019, respectively, primarily attributable to the development in the Company’s workers’ compensation book of business.

Note 10. Reinsurance
The Company utilizes reinsurance contracts to reduce its exposure to losses in all aspects of its insurance business. Such reinsurance permits recovery of a portion of losses from reinsurers, although it does not relieve the Company from its primary liability to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial strength of potential reinsurers and continually monitors the financial condition of its reinsurers.

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended June 30,
	2020				2019
(in thousands)	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$107,596	$2,016	$(86,586)	$23,026	$102,962	$1,458	$(82,183)	$22,237
Earned premiums	98,337	2,010	(78,968)	21,379	101,097	1,788	(79,508)	23,377

	Six Months Ended June 30,
	2020				2019
(in thousands)	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$213,573	$3,898	$(168,218)	$49,253	$202,320	$3,634	$(162,632)	$43,322
Earned premiums	196,880	3,953	(156,995)	43,838	189,650	3,817	(150,466)	43,001

Note 11. Leases
Adoption of Leases, Topic 842

On January 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842), and all related amendments under the modified retrospective approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. The Company elected the transition package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification. The Company chose not to elect the hindsight practical expedient. The Company has elected, as a practical expedient, to account for lease components and any non-lease components within a contract as a single lease component, and therefore allocates all of the expected lease payments to the lease component. The adoption of the standard did not have an impact on the Company's condensed combined statements of operations and there was no adjustment to its retained earnings opening balance sheet as of January 1, 2020. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis. The most significant impact of the new lease standard was the recognition of right-of-use assets and lease liabilities for operating leases. On January 1, 2020, the adoption of the new standard resulted in the recognition of a right-of-use asset and total lease liability of $5,946.

The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. Our leases have remaining terms ranging from one month to 60 months, some of which have options to extend the lease for up to 5 years. As of June 30, 2020, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended June 30, 2020 was $535, inclusive of $22 in variable lease expense. The Company also sublets some of its leased office space and recorded $36 of sublease income for the three months ended June 30, 2020, which is included in other income on the condensed combined statements of operations. Total rent expense was $389 and sublease income was $30 for the three months ended June 30, 2019, which were recorded prior to the adoption of ASU 2016-02.

Total lease expense for the six months ended June 30, 2020 was $1,114, inclusive of $142 in variable lease expense. The Company also sublets some of its leased office space and recorded $48 of sublease income for the six months ended June 30, 2020, which is included in other income on the condensed combined statement of operations. Total rent expense was $737 and sublease income was $120 for the six months ended June 30, 2019, which were recorded prior to the adoption of ASU 2016-02.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

(dollars in thousands)	June 30, 2020
Right of use asset	$5,958
Lease liability	$6,186
Weighted average remaining lease term	3.64 years
Weighted average discount rate	6.49%

Future maturities of lease liabilities as of June 30, 2020 are as follows:

(in thousands)	Operating Leases
2020	$1,005
2021	1,949
2022	1,899
2023	1,313
2024	699
Thereafter	82
Total lease payments	6,947
Less: imputed interest	(761)
Total lease liabilities	$6,186

The Company had the following minimum annual commitments for payment of leases as of December 31, 2019:

(in thousands)	Rent Expense
2020	$1,718
2021	1,614
2022	1,594
2023	1,191
2024	669
Thereafter	46
Total lease payments	$6,832

Note 12. Equity
Members' Equity

BIC Holdings LLC and Trean Holdings LLC were each formed in the state of Delaware as a limited liability company (LLC). Any debts, expenses, obligations and liabilities of the Company are solely the responsibility of the Company. Any member of the LLC does not have any liability for the obligations or liabilities of the Company solely by reason of being a member or acting as a member of the Company.

The Company has three classes of ownership units, each with its respective rights, preferences and privileges as follows:

1)
Class A Units: Receive an allocation of profits and losses incurred by the Company as well as maintain the right to receive distributions, along with Class B Units, on a pro rata basis prior to distributions made to other classes of ownership units.

2)
Class B Units: Receive an allocation of profits and losses incurred by the Company as well as maintain the right to receive distributions, along with Class A Units, on a pro rata basis prior to distributions made to other classes of ownership units. Class B maintains both voting and non-voting units. Each Class B Voting Unit is entitled to one vote per Class B Voting Unit on each matter to which the members are entitled to vote. Class B Non-Voting Units maintain all rights, preferences and privileges allowed to Class B Voting Units with the exception of voting rights.

3)
Class C Units: Receive an allocation of profits and losses incurred by the Company. Participating Class C Units maintain the right to receive distributions after any Class A or Class B units based on the unit holders’ pro rata share.

Redeemable Preferred Stock

Trean Corp has designated and authorized 1,000,000 shares as Series A Redeemable Preferred Stock (Series A) which have no voting rights. The holder is entitled to receive annual cumulative dividends at 4.5 percent of the original cost per share. In the event of liquidation, dissolution, or winding up of the affairs of Trean Corp, liquidation distributions are made to preferred stockholders before common stockholders. Series A contained no conversion features. During 2019 the Company redeemed all of its remaining shares of Series A.

Benchmark Holding Company has designated and authorized 1,000,000 shares as Series B Redeemable Preferred Stock (Series B) which have no voting rights. The holder is entitled to receive annual cumulative dividends as a percentage of the original cost per share or the actual earning on the invested funds. In the event of liquidation, dissolution, or winding up of the affairs of Benchmark Holding Company, liquidation distributions are made to preferred stockholders before common stockholders. Series B contains no conversion features. The liquidation preference and redemptive value of Series B is equivalent to its carrying value as of June 30, 2020 and December 31, 2019. The Company classified the shares of Series B within temporary equity on the condensed combined balance sheets as of June 30, 2020 and December 31, 2019, due to the liquidation rights associated with the termination of the shareholder customer agreement.

The Company is required to redeem all shares of outstanding Series A or Series B if any of the following events occur:

1.	Upon demand by a majority of the shareholders having voting rights in the Company

2.	Upon termination of the underlying stock purchase agreement between the Series A holders and Trean (only applicable to Series A shares)

3.
Any refinancing, recapitalization, sale of assets or stock by Trean Corp or Benchmark Holding Company that results in a realization of gain by the shareholders, to the extent the same is distributed to shareholders, whether in a single or a series of distributions (only applicable to Series A shares)

4.	Change in the majority control of the Company (only applicable to Series B shares)

5.	The termination of the shareholder customer agreement (only applicable to Series B shares)

6.	A qualified initial public offering of Trean Corp or Benchmark Holding Company

The cumulative dividends earned by Series B holders totaled approximately $83 for the three and six months ended June 30, 2020, which consist of the following (in thousands, except share and per share amounts):

	Three and Six Months Ended June 30, 2020
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series B	$83	$1,622.90	51.00

The cumulative dividends earned by Series A and Series B holders totaled approximately $87 and $96 for the three and six months ended June 30, 2019, respectively, which consist of the following (in thousands, except share and pre share amounts):

	Three Months Ended June 30, 2019
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series A	$13	$1,352.82	10.00
Dividends on preferred shares - Series B	74	1,240.46	60.00
Total preferred share dividends	$87

	Six Months Ended June 30, 2019
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series A	$22	$2,231.51	10.00
Dividends on preferred shares - Series B	74	1,240.46	60.00
Total preferred share dividends	$96

Note 13. Accumulated Other Comprehensive Income
The following table presents the changes in accumulated other comprehensive income for unrealized gains and losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$3,761	$1,941	$4,821	$(2,003)
Other comprehensive income, net of tax:
Unrealized investment gains:
Unrealized investment gains arising during the period	6,252	2,782	5,029	7,753
Income tax expense	1,310	585	1,054	1,629
Unrealized investment gains, net of tax	4,942	2,197	3,975	6,124
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	(1)	111	118	89
Income tax expense (benefit)	(1)	24	25	19
Total reclassifications included in net income, net of tax	—	87	93	70
Other comprehensive income	4,942	2,110	3,882	6,054
Balance at end of period	$8,703	$4,051	$8,703	$4,051

Note 14. Stock-Based Compensation
On June 15, 2017, the Company entered into a Management Incentive Unit Agreement with an individual, who is a member of the Board of Managers of the Company, to issue Class C shares as partial compensation for future services to the Company. The shares issued under this agreement are subject to terms in the agreements between the Company and the recipient. The Company had approximately $157 and $197 of unrecognized stock compensation expense as of June 30, 2020 and December 31, 2019, respectively, related to non-vested stock-based compensation granted. The remaining non-vested stock-based compensation will become vested in the third quarter of 2020 in conjunction with the initial public offering of Trean Insurance Group, Inc. The Company recognized approximately $20 and $40 of stock based compensation expense for the three and six months ended June 30, 2020, respectively. The Company recognized approximately $20 and $39 of stock based compensation expense for the three and six months ended June 30, 2019.

Note 15. Transactions with Related Parties
The Company owed Altaris Capital Partners, LLC, a private equity firm, approximately $83, which is included within accounts payable and accrued expenses on the condensed combined balance sheet as of December 31, 2019.

The Company was owed amounts from TRI of approximately $14 as of December 31, 2019, which is included in related party receivables on the December 31, 2019 condensed combined balance sheet. The Company recorded $50 and $100 of revenue for consulting services provided to TRI for the three and six months ended June 30, 2020, respectively, which is included in other revenue on the condensed combined statements of operations. The Company recorded $50 and $100 of revenue for consulting services provided to TRI for the three and six months ended June 30, 2019, respectively.

The Company owns a 45% interest in Compstar, a program manager which handles the underwriting, premium collection and servicing of insurance policies for the Company. The Company recorded $43,917 and $90,199 of gross earned premiums resulting in gross commissions of $7,737 and $17,709 for the three and six months ended June 30, 2020, respectively. The Company recorded $45,668 and $79,691 of gross earned premiums resulting in gross commissions of $9,191 and $16,554 due to Compstar for the three and six months ended June 30, 2019, respectively. All receivables are stated net of the commissions due under the Program Manager Agreement and totaled $20,385 and $22,207 as of June 30, 2020 and December 31, 2019, respectively, which is recorded in related party receivables on the condensed combined balance sheets. The Company’s ownership interest, and right to receive any distributions, is listed as collateral on debt taken out by Compstar.

Note 16. Subsequent Events
Events or transactions that occur after the balance sheet date, but before the condensed combined financial statements are complete, are reviewed by the Company to determine if they are to be recognized and/or disclosed as appropriate.

The ongoing global COVID-19 pandemic and response thereto has significantly impacted financial markets, businesses, households and communities and has caused a contraction in business activity and volatility in financial markets. The Company took several actions to protect the health of the public and its employees and to comply with directives and advice of governmental authorities, including restricting business travel and transitioning from an office-based company to primarily a remote working culture. As state, city and county guidelines progress, the Company has implemented new health and safety in-office procedures to prepare for transitioning its workforce back to working in offices on a limited basis. To date, the effects of the COVID-19 pandemic have not had a significant impact on the Company's financial position, results of operations or cash flows. However, continuation of the COVID-19 pandemic could cause additional reduction in business activity and financial market instability. The extent of the impact or continuation of the COVID-19 pandemic on the Company's future operational and financial performance will depend on several factors, including the duration of the pandemic and actions taken by government and health officials in response, all of which are uncertain and cannot be predicted. The Company will continue to monitor the impact of the ongoing continuation of the COVID-19 pandemic on its business, including how it will impact premium revenue, loss experience and loss expense, liquidity, regulatory capital and surplus, and operations.

On July 20, 2020, Trean Insurance Group, Inc. closed the sale of 10,714,286 shares of its common stock in its initial public offering (IPO), comprised of 7,142,857 shares issued and sold by Trean Insurance Group, Inc. and 3,571,429 shares sold by selling stockholders.  On July 22, 2020, Trean Insurance Group, Inc. closed the sale of an additional 1,207,142 shares by certain selling stockholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The initial public offering price per share was $15.00. The aggregate initial public offering price for all shares sold in the IPO was approximately $107,142 and the aggregate initial public offering price for all shares sold by the selling stockholders in the IPO was approximately $71,678. The shares began trading on the Nasdaq Global Select Market on July 16, 2020 under the symbol "TIG". The offer and sale was pursuant to a registration statement on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020.

Trean Insurance Group, Inc. received net proceeds from the sale of shares in the IPO of approximately $94,906 after deducting underwriting discounts and commissions of $7,500 and estimated offering expenses of $4,737.  Trean Insurance Group, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. In addition, and in conjunction with its IPO, Trean Insurance Group, Inc. issued 6,613,606 shares of common stock, with a purchase price value of $99,204, to acquire the remaining 55% ownership in Compstar Holding Company LLC. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for a detailed discussion of use of proceeds associated with the IPO.

Prior to the completion of the above offering, the Company effected the following reorganization transactions: (i) each of Trean Holdings LLC (Trean) and BIC Holdings LLC (BIC) contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for shares of common stock in Trean Insurance Group, Inc., (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

On July 16, 2020, Benchmark Holding Company entered into an agreement to acquire 7710 Holdings, LLC (7710), which includes 7710 Insurance Company as well as its associated program manager and agency, 7710 Service Company, LLC and Creekwood Insurance Agency, LLC for a purchase price of $12,000. 7710 Insurance Company underwrites workers' compensation primarily for emergency services, including firefighters and emergency medical services (EMS). 7710 focuses on reducing costs and claims through the implementation of a propriety safety preparedness and loss control program (S.H.I.E.L.D.), created and staffed by experienced firefighters and EMS professionals.

All of the effects of subsequent events that provide additional evidence about conditions that existed at the condensed combined balance sheet date, including the estimates inherent in the process of preparing the condensed combined financial statements, are recognized in the condensed combined financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2020 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed combined financial statements and the related notes included herein and the audited combined financial statements and notes of BIC Holdings LLC and Trean Holdings LLC as of December 31, 2019 and 2018. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in the section “Risk Factors.” included herein and in our registration statement filed with the SEC on Form S-1. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we", "us", "our", "the Company", "Trean", or similar terms are (i) before the consummation of the reorganization transactions defined in our registration statement filed with the SEC on Form S-1, to Trean Holdings LLC, BIC Holdings LLC and their subsidiaries and (ii) after such reorganization transactions, to Trean Insurance Group, Inc. and its subsidiaries, unless the context otherwise requires. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock.

Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Forward-looking statements include statements that are not historical or current facts. These statements may discuss, among other things, our future financial performance, our business prospects and strategy, the lines of business we target, our anticipated financial position, liquidity and capital, our dividend policy and market and industry conditions. You can identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "plan," "predict," "project," "believe," "seek," "outlook," "future," "will," "would," "should," "could," "may," "can have," "likely" and similar terms. Forward-looking statements are based on management’s current expectations and assumptions about future events. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties, including changes in circumstances that are difficult to predict. If one or more of these risks or uncertainties materialize, or if our underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that may cause such differences include those described in the “Risk Factors” section included herein and in our registration statement filed with the SEC on Form S-1. Forward-looking statements speak only as of the date on which they are made. Except as expressly required under federal securities laws or the rules and regulations of the SEC, we disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements.

Overview

We are an established and growing company focused on providing products and services to the specialty insurance market. We underwrite specialty casualty insurance products both through our Program Partners and also through our Owned MGAs. We also provide our Program Partners with a variety of services, including issuing carrier services, claims administration and reinsurance brokerage, from which we generate recurring fee-based revenues.

We have one reportable segment. We provide our insurance products and services to our Program Partners and Owned MGAs focused on specialty lines. We target a diversified portfolio of small to medium programs, typically with less than $30 million of premiums, that focus on niche segments of the specialty casualty insurance market and that we believe have strong underwriting track records.

Our goal is to deliver long-term value to our stockholders by growing our business and generating attractive returns. We plan to use our available cash and capital to support the growth of our business, including making contributions to the capital of our insurance subsidiaries and retaining more risk to capture additional premiums.

Coronavirus (COVID-19) Impact

We are monitoring the impact of the ongoing continuation of the COVID-19 pandemic on our business, including how it will impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations.

Workforce Operations

We took several actions to protect the health of the public and our employees and to comply with directives and advice of governmental authorities. We responded by developing a Preparedness Plan that outlined both corporate-wide and location-specific modifications to offices. This multi-faceted plan included elements such as restricting business travel and transitioning from an office-based company to primarily a remote working culture. As most of our employees already had secure remote working connections, we took additional measures to ensure all employees who wanted or needed to work remotely were able to do so securely with limited connectivity disruption. We also provided our employees education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely in conjunction with the goal of serving the operational needs of a remote workforce and continuing to serve our customers. We implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. As state, city and county guidelines progress, we have implemented new health and safety in-office procedures to prepare for transitioning our workforce back to working in our offices on a limited basis.

Premium Revenue, Claims and Losses

We have not had a significant impact to our premium revenue in the first half of 2020 relating to the COVID-19 pandemic. Only 10.0% of our business falls under hospitality, healthcare, and education, where the majority of the layoffs have occurred so far. Gross written premiums have increased by 5.0% and gross earned premiums have decreased by 2.5% during the quarter ended June 30, 2020 due primarily to the addition of second quarter new Program Partners whose premiums have not yet been earned, compared to the quarter ended June 30, 2019. On a year-to-date basis, gross written premiums have increased by 5.6% and gross earned premiums have increased by 3.8% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily driven by the increase in gross written premiums. As over 80% of our gross written premiums are related to workers’ compensation insurance, we expect that future revenue trends could be impacted by higher unemployment rates as businesses slowly restart or if unemployment levels continue to trend high over the balance of 2020. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.
We also have not seen a significant impact in our reported claims or incurred losses in the first half of 2020 relating to the COVID-19 pandemic. Losses and loss adjustment expenses decreased $831, or 6.4%, to $12,183 for the three months ended June 30, 2020, compared to $13,014 for the three months ended June 30, 2019. On a year-to-date basis, losses and loss adjustment expenses increased $647, or 2.6%, to $25,117 for the six months ended June 30, 2020, compared to $24,470 for the six months ended June 30, 2019 primarily attributable to the growth in earned premiums during the period. In addition, our loss ratio remained relatively consistent at 57.0% and 57.3%, respectively, during the second quarter and six-month periods ending June 30, 2002 versus 55.7% and 56.9% for the comparable 2019 periods.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and as such, our investment portfolio has limited exposure to the recent equity market volatility. In addition, and as a precaution, we put a temporary freeze on further investments to accumulate cash for liquidity purposes. For the six months ended June 30, 2020, we have experienced a net increase of $5,029 in the fair value of our investment portfolio due to unrealized gains on the value of our fixed maturity investments and have not seen a significant increase in gross or aged unrealized losses with respect to our fixed maturity investments. We believe that any decline in the fair value of specific fixed maturity investments during 2020 is due to the recent disruption in the global financial markets associated with COVID-19 as opposed to underlying issues with our investment portfolio. While we have seen an improvement in our unrealized investment positions as of the end of June 2020, if there were to be continued equity and debt financial market volatility, which in turn, could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded during the balance of the year. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

Other Concerns

Adverse events such as health-related concerns about working in our offices, the inability to travel, the potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.

Significant Components of Results of Operations

Gross written premiums: Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for general and administrative expenses (including policy acquisition costs), reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

•	Addition and retention of Program Partners;

•	New business submissions to our Program Partners;

•	Binding of new business submissions into policies;

•	Renewals of existing policies; and

•	Average size and premium rate of bound policies.

Gross earned premiums: Gross earned premiums are the earned portion of gross written premiums. We earn insurance premiums on a pro rata basis over the term of the policy. Our insurance policies generally have a term of one year.

Ceded earned premiums: Ceded earned premiums are the amount of gross earned premiums ceded to reinsurers. We enter into reinsurance contracts to limit our maximum losses and diversify our exposure and provide statutory surplus relief. The volume of our ceded earned premiums is affected by the level of our gross earned premiums and any decision we make to increase or decrease limits, retention levels and co-participations.

Net earned premiums: Net earned premiums represent the earned portion of our gross written premiums, less that portion of our gross written premiums that is earned and ceded to third-party reinsurers, including our Program Partners and professional reinsurers, under our reinsurance agreements.

Net investment income: We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturities, including other investments and short-term investments. Our net investment income includes interest income on our invested assets, which is net of the income earned on our reinsurance agreements, which are held for the benefit of our Program Partners, as well as unrealized gains and losses on our equity portfolio.

Net realized capital gains/losses: Net realized capital gains/losses are a function of the difference between the amount received by us on the sale of a security and the security’s recorded value as well as any “other-than-temporary impairments” relating to fixed maturity investments recognized in earnings.

Other revenue: Other revenue includes brokerage, third-party administrative, management and consulting fees, which are commonly based on written premiums.

Loss and loss adjustment expenses: Losses and LAE are net of reinsurance and include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. In general, our losses and LAE are affected by:

•	frequency of claims associated with the particular types of insurance contacts that we write;

•	trends in the average size of losses incurred on a particular type of business;

•	mix of business written by us;

•	changes in the legal or regulatory environment related to the business we write;

•	trends in legal defense costs;

•	wage inflation; and

•	inflation in medical costs
Losses and LAE are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and LAE may be paid out over a period of years.

General and administrative expenses: General and administrative expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers and program managers, net of ceding commissions we receive on business ceded under our reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition or reinsurance of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other general and administrative expenses include employee salaries and benefits, technology costs, office rent and professional services fees such as legal, accounting and actuarial services.

Interest expense: Interest expense consists primarily of interest paid on (i) our term loan facility and (ii) the preferred capital securities issued by the Trust (See “— Liquidity and capital resources — Debt and Credit Agreements”).

Other income: Other income consists primarily of sublease revenue and other miscellaneous income items.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax includes the Company's share of earnings from equity method investments.

Key Metrics

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, net realized capital gains (losses), other revenue, interest expense and other income. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of unusual events or gains or losses that we do not believe reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income in accordance with GAAP.

Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses to net earned premiums.

Expense ratio, expressed as a percentage, is the ratio of general and administrative expenses to net earned premiums.

Combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders' equity during the period.

Adjusted return on equity is a non-GAAP financial measured defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted return on equity to return on equity in accordance with GAAP.

Tangible members' equity is defined as members' equity less goodwill and other intangible assets.

Return on tangible equity is a non-GAAP financial measure defined as net income expressed on an annualized basis as a percentage of average beginning and ending tangible members’ equity during the period.

Adjusted return on tangible equity is a non-GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible members’ equity during the period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted return on tangible equity to return on tangible equity in accordance with GAAP.

Results of Operations

Combined Results of Operations for the Three Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change	Percentage Change
(in thousands, except for percentages)	2020	2019
Revenues
Gross written premiums	$109,612	$104,420	$5,192	5.0%
Increase in gross unearned premiums	(9,265)	(1,535)	(7,730)	503.6%
Gross earned premiums	100,347	102,885	(2,538)	(2.5)%
Ceded earned premiums	(78,968)	(79,508)	540	(0.7)%
Net earned premiums	21,379	23,377	(1,998)	(8.5)%
Net investment income	1,524	1,570	(46)	(2.9)%
Net realized capital gains (losses)	(4)	111	(115)	(103.6)%
Other revenue	1,530	1,893	(363)	(19.2)%
Total revenue	24,429	26,951	(2,522)	(9.4)%
Expenses
Losses and loss adjustment expenses	12,183	13,014	(831)	(6.4)%
General and administrative expenses	8,316	6,193	2,123	34.3%
Interest expense	501	561	(60)	(10.7)%
Total expenses	21,000	19,768	1,232	6.2%
Other income	40	33	7	21.2%
Income before taxes	3,469	7,216	(3,747)	(51.9)%
Income tax expense	979	1,690	(711)	(42.1)%
Equity earnings in affiliates, net of tax	1,230	865	365	42.2%
Net income	$3,720	$6,391	$(2,671)	(41.8)%

	Three Months Ended June 30,
(in thousands, except for percentages)	2020	2019
Key metrics:
Underwriting income(1)	$880	$4,170
Adjusted net income(1)	$4,771	$6,934
Loss ratio	57.0%	55.7%
Expense ratio	38.9%	26.5%
Combined ratio	95.9%	82.2%
Return on equity	10.3%	21.1%
Adjusted return on equity(1)	13.2%	22.9%
Return on tangible equity(1)	10.5%	21.6%
Adjusted return on tangible equity(1)	13.5%	23.4%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $5,192, or 5.0%, to $109,612 for the three months ended June 30, 2020, compared to $104,420 for the three months ended June 30, 2019. The increase is primarily attributable to the addition of new Program Partners brought on board during the second quarter of 2020. The changes in gross written premiums were most notably due to the following lines of business:

Workers' compensation, which represented 75.9% of our gross written premiums for the three months ended June 30, 2020, decreased by $2,164, or 2.5%, compared to the three months ended June 30, 2019.

All other non-workers' compensation liability, which represented 24.1% of our gross written premiums for the three months ended June 30, 2020, increased $7,356, or 38.5%, compared to the three months ended June 30, 2019.

Gross earned premiums: Gross earned premiums decreased $2,538, or 2.5%, to $100,347 for the three months ended June 30, 2020, compared to $102,885 for the three months ended June 30, 2019. The decrease is driven by the increase in gross unearned premiums of $7,730, which is due to the addition of second quarter new Program Partners whose premiums have not yet been earned and the timing of the effective dates of new policies written during the second quarter. Gross earned premiums as a percentage of gross written premiums decreased to 91.5% for the three months ended June 30, 2020, compared to 98.5%, for the three months ended June 30, 2019.

Ceded earned premiums: Ceded earned premiums decreased $540, or 0.7%, to $78,968 for the three months ended June 30, 2020, compared to $79,508 for the three months ended June 30, 2019. The decrease in ceded earned premiums is primarily driven by the timing of new policy effective dates for ceded policies. The total ceded earned premiums as a percentage of gross earned premiums remained relatively consistent at 78.7% for the three months ended June 30, 2020, compared to 77.3% for the three months ended June 30, 2019.

Net earned premiums: Net earned premiums decreased $1,998, or 8.5%, to $21,379 for the three months ended June 30, 2020, compared to $23,377 for the three months ended June 30, 2019. The decrease is due primarily to the decrease in gross earned premiums described above, partially offset by the decrease in ceded earned premiums over the three months ended June 30, 2019.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended June 30,			Percentage Change
(in thousands, except percentages)	2020	2019	Change
Revenues:
Gross written premiums	$109,612	$104,420	$5,192	5.0%
Increase in gross unearned premiums	(9,265)	(1,535)	(7,730)	503.6%
Gross earned premiums	100,347	102,885	(2,538)	(2.5)%
Ceded earned premiums	(78,968)	(79,508)	540	(0.7)%
Net earned premiums	$21,379	$23,377	$(1,998)	(8.5)%

Net investment income: Net investment income remained relatively consistent at $1,524 for the three months ended June 30, 2020, compared to $1,570 for the three months ended June 30, 2019.

Net realized capital gains (losses): Net realized capital gains (losses) decreased $115 to a loss of $4 for the three months ended June 30, 2020, compared to a gain of $111 for the three months ended June 30, 2019. The decrease is due to a reduction in trading activity during the current period.

Other revenue: Other revenue decreased $363, or 19.2%, to $1,530 for the three months ended June 30, 2020, compared to $1,893 for the three months ended June 30, 2019. The decrease is driven by a decrease in third-party administrator fees of $176 resulting from a loss in certain customers as well as a decrease in brokerage revenue of $157 driven by the reduction in brokerage fees earned.

Losses and loss adjustment expenses: Losses and loss adjustment expense decreased $831, or 6.4%, to $12,183 for the three months ended June 30, 2020, compared to $13,014 for the three months ended June 30, 2019. The decrease is directly attributable to the decrease in earned premiums during the period, offset by a decrease in favorable loss reserve estimate true-ups made during the second quarter of 2020 versus the second quarter of 2019. The Company's loss ratio remained relatively consistent at 57.0% for the three months ended June 30, 2020 compared to 55.7% for the three months ended June 30, 2019 as a result of some programs experiencing decreased loss ratios quarter over quarter.

General and administrative expenses: General and administrative expenses increased $2,123, or 34.3%, to $8,316 for the three months ended June 30, 2020, compared to $6,193 for the three months ended June 30, 2019. This change resulted in an increase in the Company's expense ratio to 38.9% for the three months ended June 30, 2020, compared to 26.5% for the three months ended June 30, 2019. The increase is attributable to (i) an increase in professional service expense of $1,782, of which $788 was related to the Company's IPO readiness efforts; (ii) an increase in net agent commissions of $1,580 resulting from an increase in written premium; (iii) an increase in salaries and benefits of $936 resulting from an increased workforce; and (iv) additional IT software and systems costs totaling $138 relating to new software implementation and additional expenses incurred to accommodate a remote workforce due to COVID-19. These increases are partially offset by a reduction in premium receivable write-offs of $2,073 and a reduction in corporate travel expenses of $260 due to the effects of COVID-19.

Income tax expense: Income tax expense was $979 for the three months ended June 30, 2020 which resulted in an effective tax rate of 28.2%, compared to $1,690 for the three months ended June 30, 2019 which resulted in an effective tax rate of 23.4%. The increase in the effective tax rate from the statutory rate of 21% is due to the impact of state taxes and the deferred tax effect of a tax accounting method change on excess ceding commissions.

Equity earnings in affiliates, net of tax: Equity earnings, net of tax increased $365 to $1,230 for the three months ended June 30, 2020, compared to $865 for the three months ended June 30, 2019. This increase is due to the increase in the Company's share of earnings in Compstar of $538. This is partially offset by the reduction in the Company's share of earnings in TRI of $174, which is no longer carried as an equity method investment due to the sale of a portion of the Company's investment in TRI during the first quarter of 2020.

Combined Results of Operations for the Six Months Ended June 30, 2020 Compared to June 30, 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change	Percentage Change
(in thousands, except for percentages)	2020	2019
Revenues
Gross written premiums	$217,471	$205,954	$11,517	5.6%
Increase in gross unearned premiums	(16,638)	(12,487)	(4,151)	33.2%
Gross earned premiums	200,833	193,467	7,366	3.8%
Ceded earned premiums	(156,995)	(150,466)	(6,529)	4.3%
Net earned premiums	43,838	43,001	837	1.9%
Net investment income	4,796	2,857	1,939	67.9%
Net realized capital gains	3,230	723	2,507	346.7%
Other revenue	5,922	5,488	434	7.9%
Total revenue	57,786	52,069	5,717	11.0%
Expenses
Losses and loss adjustment expenses	25,117	24,470	647	2.6%
General and administrative expenses	16,476	10,162	6,314	62.1%
Interest expense	962	1,185	(223)	(18.8)%
Total expenses	42,555	35,817	6,738	18.8%
Other income	54	126	(72)	(57.1)%
Income before taxes	15,285	16,378	(1,093)	(6.7)%
Income tax expense	3,891	3,009	882	29.3%
Equity earnings in affiliates, net of tax	1,932	1,473	459	31.2%
Net income	$13,326	$14,842	$(1,516)	(10.2)%

	Six Months Ended June 30,
(in thousands, except for percentages)	2020	2019
Key metrics:
Underwriting income(1)	$2,245	$8,369
Adjusted net income(1)	$11,095	$15,303
Loss ratio	57.3%	56.9%
Expense ratio	37.6%	23.6%
Combined ratio	94.9%	80.5%
Return on equity	19.0%	25.9%
Adjusted return on equity(1)	15.8%	26.7%
Return on tangible equity(1)	19.5%	26.6%
Adjusted return on tangible equity(1)	16.2%	27.4%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $11,517, or 5.6%, to $217,471 for the six months ended June 30, 2020, compared to $205,954 for the six months ended June 30, 2019. The increase is primarily attributable to the growth in our existing program partner business as well as the addition of new Program Partners added in the second quarter. The changes in gross written premiums were most notably due to the following lines of business:

Workers' compensation, which represented 79.3% of our gross written premiums for the six months ended June 30, 2020, increased by $3,007, or 1.8%, compared to the six months ended June 30, 2019.

All other non-workers' compensation liability, which represented 20.7% of our gross written premiums for the six months ended June 30, 2020, increased $8,510, or 23.4%, compared to the six months ended June 30, 2019.

Gross earned premiums: Gross earned premiums increased $7,366, or 3.8%, to $200,833 for the six months ended June 30, 2020, compared to $193,467 for the six months ended June 30, 2019. The increase is driven by the increase in gross written premiums. This increase is partially offset by the increase in gross unearned premiums of $4,151, which is driven by the addition of new Program Partners during the second quarter whose premiums have not yet been earned . Gross earned premiums as a percentage of gross written premiums decreased to 92.3% for the six months ended June 30, 2020, compared to 93.9%, for the six months ended June 30, 2019.

Ceded earned premiums: Ceded earned premiums increased $6,529, or 4.3%, to $156,995 for the six months ended June 30, 2020, compared to $150,466 for the six months ended June 30, 2019. The increase in ceded earned premiums is primarily due to the growth in earned premiums of Compstar, whose premiums are largely ceded, as well as the addition of new Program Partners during the second quarter whose premiums are fully ceded. The total ceded earned premiums as a percentage of gross earned premiums remained relatively consistent at 78.2% for the six months ended June 30, 2020, compared to 77.8% for the six months ended June 30, 2019.

Net earned premiums: Net earned premiums increased $837, or 1.9%, to $43,838 for the six months ended June 30, 2020, compared to $43,001 for the six months ended June 30, 2019. The increase is due primarily due to the higher gross written and earned premiums described above, offset by the increase in ceded earned premiums under reinsurance agreements over the six months ended June 30, 2019.

The table below shows the total premiums earned on a gross and net basis for the respective six-month periods:

	Six Months Ended June 30,			Percentage Change
(in thousands, except percentages)	2020	2019	Change
Revenues:
Gross written premiums	$217,471	$205,954	$11,517	5.6%
Increase in gross unearned premiums	(16,638)	(12,487)	(4,151)	33.2%
Gross earned premiums	200,833	193,467	7,366	3.8%
Ceded earned premiums	(156,995)	(150,466)	(6,529)	4.3%
Net earned premiums	$43,838	$43,001	$837	1.9%

Net investment income: Net investment income increased $1,939 to $4,796 for the six months ended June 30, 2020, compared to $2,857 for the six months ended June 30, 2019. The increase is primarily attributable to the fair value re-measurement and common stock investment reclassification of the Company's investment in TRI, which was previously classified as an equity method investment, which resulted in an unrealized gain of $2,000.

Net realized capital gains: Net realized capital gains increased $2,507 to $3,230 for the six months ended June 30, 2020, compared to $723 for the six months ended June 30, 2019. The increase is primarily due to the recording of a $3,115 realized gain on the sale of a portion of the Company's investment in TRI during the first quarter of 2020, offset by the bargain purchase gain recorded in connection with the acquisition of First Choice Casualty Insurance Company (FCCIC) during the first quarter of 2019 of $634.

Other revenue: Other revenue increased $434, or 7.9%, to $5,922 for the six months ended June 30, 2020, compared to $5,488 for the six months ended June 30, 2019. The increase is driven by an increase in brokerage revenue of $833 driven by the growth in brokerage fees earned and related primarily to Compstar. This increase is partially offset by a reduction in managing general agent fees of $159, due to the loss of a service contract in April 2019 and reduced FCCIC managing general agent fees as a result of Trean's acquisition of the company in February 2019.

Losses and loss adjustment expenses: Losses and loss adjustment expense increased $647, or 2.6%, to $25,117 for the six months ended June 30, 2020, compared to $24,470 for the six months ended June 30, 2019. The increase is directly attributable to the growth in earned premiums during the period and a decrease in favorable loss reserve estimate true-ups made during the first half of 2020 versus the first half of 2019. The Company's loss ratio remained relatively consistent at

57.3% for the six months ended June 30, 2020 compared to 56.9% for the six months ended June 30, 2019 as a result of some programs experiencing increased loss ratios period over period.

General and administrative expenses: General and administrative expenses increased $6,314, or 62.1%, to $16,476 for the six months ended June 30, 2020, compared to $10,162 for the six months ended June 30, 2019. This change resulted in an increase in the Company's expense ratio to 37.6% for the six months ended June 30, 2020, compared to 23.6% for the six months ended June 30, 2019. The increase is attributable to (i) an increase in net agent commissions of $2,914 resulting from an increase in written premiums; (ii) an increase in salaries and benefits of $2,210 resulting from an increased workforce; (iii) an increase in professional service expense of $2,115, of which $1,200 was related to the Company's IPO readiness effort; (iv) additional IT software and systems costs totaling $441 relating to new software implementation and additional expenses incurred to accommodate a remote workforce due to COVID-19; and (v) additional rent and office-related expenses totaling $441 due to the addition of new office locations and rent increases. These increases were partially offset by a reduction in premium receivable write-offs of $2,100 and a reduction in corporate travel expenses of $139 due to the effects of COVID-19.

Income tax expense: Income tax expense was $3,891 for the six months ended June 30, 2020 which resulted in an effective tax rate of 25.5%, compared to $3,009 for the six months ended June 30, 2019 which resulted in an effective tax rate of 18.4%. The increase in the effective tax rate from the statutory rate of 21% is due to the impact of state taxes and the deferred tax effect of a tax accounting method change on excess ceding commissions. Additionally, the Company received tax benefits in the six months ended June 30, 2019 due to book and tax basis differences resulting from the acquisition of FCCIC and tax benefits related to the tax impact of deferred acquisition costs.

Equity earnings in affiliates, net of tax: Equity earnings, net of tax increased $459 to $1,932 for the six months ended June 30, 2020, compared to $1,473 for the six months ended June 30, 2019. This increase is due to the increase in the Company's share of earnings in Compstar of $798. This is partially offset by the reduction in the Company's share of earnings in TRI of $340, which is no longer carried as an equity method investment due to the sale of a portion of the Company's investment in TRI during the first quarter of 2020.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, net realized capital gains or losses, other revenue, interest expense and other income. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, interest expense and other revenue and income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$3,720	$6,391	(41.8)%
Income tax expense	979	1,690	(42.1)%
Equity earnings in affiliates, net of tax	(1,230)	(865)	42.2%
Income before taxes	3,469	7,216	(51.9)%
Other revenue	(1,530)	(1,893)	(19.2)%
Net investment income	(1,524)	(1,570)	(2.9)%
Net realized capital (gains) losses	4	(111)	(103.6)%
Interest expense	501	561	(10.7)%
Other income	(40)	(33)	21.2%
Underwriting income	$880	$4,170	(78.9)%

	Six Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$13,326	$14,842	(10.2)%
Income tax expense	3,891	3,009	29.3%
Equity earnings in affiliates, net of tax	(1,932)	(1,473)	31.2%
Income before taxes	15,285	16,378	(6.7)%
Other revenue	(5,922)	(5,488)	7.9%
Net investment income	(4,796)	(2,857)	67.9%
Net realized capital gains	(3,230)	(723)	346.7%
Interest expense	962	1,185	(18.8)%
Other income	(54)	(126)	(57.1)%
Underwriting income	$2,245	$8,369	(73.2)%

Adjusted net income

We define adjusted net income as net income excluding the impact of various unusual events, including the consummation of the reorganization transactions in connection with our IPO, or gains or losses that we don't believe reflect our core operating performance, which items have a disproportionate effect in a given period, affecting comparability of our results. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$3,720	$6,391	(41.8)%
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	442	441	0.2%
Expenses associated with IPO and other one-time legal and consulting expenses	788	215	266.5%
Expenses related to debt issuance costs	135	25	440.0%
Total adjustments	1,365	681	100.4%
Tax impact of adjustments	(314)	(138)	127.5%
Adjusted net income	$4,771	$6,934	(31.2)%

	Six Months Ended June 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$13,326	$14,842	(10.2)%
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	883	882	0.1%
Expenses associated with IPO and other one-time legal and consulting expenses	1,200	442	171.5%
Expenses related to debt issuance costs	135	50	170.0%
FMV adjustment of remaining investment in affiliate	(2,000)	—	100.0%
Net gain on purchase & disposal of affiliates	(3,115)	(634)	391.3%
Total adjustments	(2,897)	740	(491.5)%
Tax impact of adjustments	666	(279)	(338.7)%
Adjusted net income	$11,095	$15,303	(27.5)%

Adjusted return on equity

We define adjusted return on equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending member’s equity during the period. We use adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted return on equity should not be viewed as a substitute for return on equity calculated in accordance with GAAP, and other companies may define adjusted return on equity differently.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted return on equity calculation:
Numerator: adjusted net income	$4,771	$6,934	$11,095	$15,303
Denominator: average members' equity	144,733	121,292	140,450	114,742
Adjusted return on equity	13.2%	22.9%	15.8%	26.7%
Return on equity	10.3%	21.1%	19.0%	25.9%

Return on tangible equity and adjusted return on tangible equity

We define tangible members’ equity as members’ equity less goodwill and other intangible assets. We define return on tangible equity as net income expressed on an annualized basis as a percentage of average beginning and ending tangible members’ equity during the period. We define adjusted return on tangible equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible members’ equity during the period. We regularly evaluate acquisition opportunities and have historically made acquisitions that affect members’ equity. We use return on tangible equity and adjusted return on tangible equity as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Return on tangible equity and adjusted return on tangible equity should not be viewed as a substitute for return on equity or return on tangible equity, respectively, calculated in accordance with GAAP, and other companies may define return on tangible equity and adjusted return on tangible equity differently.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on tangible equity calculation:
Numerator: net income	$3,720	$6,391	$13,326	$14,842
Denominator:
Average members' equity	144,733	121,292	140,450	114,742
Less: average goodwill and other intangible assets	3,453	3,006	3,459	3,012
Average tangible members' equity	141,280	118,286	136,991	111,730
Return on tangible equity	10.5%	21.6%	19.5%	26.6%
Return on equity	10.3%	21.1%	19.0%	25.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$4,771	$6,934	$11,095	$15,303
Denominator: average tangible members' equity	141,280	118,286	136,991	111,730
Adjusted return on tangible equity	13.5%	23.4%	16.2%	27.4%
Return on equity	10.3%	21.1%	19.0%	25.9%

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries, Benchmark, which is domiciled in Kansas and commercially domiciled in California, and ALIC, which is domiciled in Utah. Accordingly, the holding company may receive cash through (i) loans from banks, (ii) draws on a revolving loan agreement, (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries, (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, retire indebtedness on preferred stock, pay taxes and for other general business purposes.

State insurance laws restrict the ability of insurance companies to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner are limited to the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of statutory net income during the applicable twelve-month period. Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner are limited to the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department or (ii) 100% of net income during the applicable twelve-month period (not including realized capital gains). The maximum amount of dividends the insurance subsidiaries can pay us during 2020 without regulatory approval is $14.0 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required to by state law to maintain a minimum level of policyholder's surplus. Kansas and Utah utilize a risk-based capital requirements as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g. investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of June 30, 2020 and December 31, 2019, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of June 30, 2020, we had $97,326 in cash and cash equivalents, compared to $74,268 as of December 31, 2019.

Management believes that we have sufficient liquidity available to meet our operating cash needs and obligations and committed capital expenditures for the next 12 months.

Cash Flows

Our most significant source of cash is from premiums received from insureds, net of the related commission amount for the policies. Our most significant cash outflow is for claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that generally earn interest and dividends. The table below summarizes our net cash flows.

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$31,783	$14,692
Investing activities	6,107	(7,780)
Financing activities	(8,886)	(4,585)
Net increase in cash, cash equivalents and restricted cash	$29,004	$2,327

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2020 was $31,783 compared to $14,692 for the same period in 2019. The $17,091 increase in cash provided by operating activities is driven by an increase in cash during the six months ended June 30, 2020 resulting from (i) an increase in accounts payable and accrued expenses of $14,320, (ii) a decrease in the change in premiums and other receivables of $6,681 and (iii) an increase in the change in unearned premiums of $5,037. This increase is partially offset by a reduction in underwriting income of $6,124, an increase in the change in other assets of $1,893 and $1,339 paid for deferred offering costs during 2020.

Investing Activities: Net cash provided by investing activities for the six months ended June 30, 2020 was $6,107 compared to net cash used of $7,780 for the same period in 2019. The $13,887 increase in cash used in investing activities is driven by (i) $6,435 net cash provided by the purchase and sale of investments; (ii) $3,000 received from the sale of TRI in 2020; and (iii) the incremental $4,398 used in 2019 for the acquisitions of First Choice Casualty Insurance Company and the remaining 25% of American Liberty Insurance Company.

Financing Activities: Net cash used in financing activities for the six months ended June 30, 2020 was $8,886 compared to $4,585 for the same period in 2019. The increase in cash used is driven by an increase in distributions to members of $19,183, partially offset by the cash provided by the Company's long-term debt, net of principle payments, of $14,755.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, Trean Corporation and Trean Compstar entered into a credit agreement with First Horizon Bank (formerly, First Tennessee Bank National Association) (the 2018 First Horizon Credit Agreement), which includes a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million. Borrowings are secured by substantially all of the assets of Trean Holdings LLC and its subsidiaries.

On May 26, 2020, the Company entered into a new Amended and Restated Credit Agreement with First Horizon Bank which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. Borrowings under the new facility are secured by substantially all of the assets of Trean Holdings LLC and its subsidiaries (other than equity interests of Compstar and Compstar Insurance Services, LLC), and after giving effect to the July reorganization transactions, borrowings will be secured by substantially all of the assets of Trean Insurance Group, Inc. other than Benchmark Holding Company and its subsidiaries. The loan has a variable interest rate of 3-month LIBOR plus 3.50%, which was 5.95% as of June 30, 2020 and 6.33% as of December 31, 2019 (under the 2018 First Horizon Credit Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of Trean Holdings LLC have been pledged as collateral, and after giving effect to the July reorganization transactions, all equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) will be pledged as collateral.

In addition, and in conjunction with, the execution of the Amended and Restated Credit Agreement, the Company made dividend distribution payments to Trean members totaling $18,154 in May 2020.

2006 Subordinated Notes

In June 2006, Trean Capital Trust I (the Trust) issued 7,500 shares of preferred capital securities to Bear Stearns Securities Corp. and 232 common securities to Trean Corporation. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of the Subordinated Notes. The Subordinated Notes represents the sole assets of the Trust. The Subordinated Notes mature on July 7, 2036. The interest rate was a fixed rate of 9.167% until July 7, 2011, at which time a variable interest rate of 3-month LIBOR (1.22% and 1.99% as of June 30, 2020 and December 31, 2019, respectively) plus 3.50% is in effect. The interest rate totaled 4.72% and 5.49% as of June 30, 2020 and December 31, 2019, respectively. There are optional dates for redemption of the Subordinated Notes, at the option of the Company, on any January 7, April 7, July 7, or October 7 following July 7, 2011. There are no funding requirements for Trean Corporation to the Trust except for the necessary quarterly interest payments. Trean Corporation is the guarantor of the debt.

The preferred capital securities issued by the Trust in turn paid quarterly cash distributions at an annual rate of 9.167% per annum of the liquidation amount of $1 per security until July 7, 2011, and thereafter pay at a variable rate per annum, reset quarterly, equal to 3-month LIBOR plus 3.50%. The preferred capital securities do not have a stated maturity date, although they are subject to mandatory redemption upon maturity of the Subordinated Notes on July 7, 2036, or upon earlier redemption. These preferred securities are fully guaranteed by us.

Reinsurance

We use reinsurance to convert underwriting risk to credit risk, protect the balance sheet, reduce earnings volatility and increase overall premium writing capacity. We utilize both quota share and excess of loss reinsurance to achieve these goals. Quota share reinsurance involves the proportional sharing of premiums and losses. Under excess of loss reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit.

Quota share reinsurance

We utilize quota share reinsurance to: (i) cede premium to Program Partners (non-professional reinsurers) to transfer underwriting risk and align incentives, and (ii) cede premium to professional reinsurers to increase the amount of gross premiums we can write while managing net premiums written leverage appropriately based on its capital base, A.M. Best rating and risk appetite. It is a core pillar of our underwriting philosophy that Program Partners retain a significant portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs and leads to better underwriting results.

Excess of loss and catastrophe reinsurance

We purchase excess of loss and catastrophe reinsurance from professional reinsurers to protect against catastrophic, large loss and/or unforeseen extreme loss activity that could otherwise negatively impact Benchmark’s profitability and capital base. The majority of our exposure to catastrophe risk stems from the workers’ compensation premium we retain net of premiums ceded to Program Partners and professional reinsurers. Potential catastrophic events include earthquake, terrorism or another event that could cause more than one covered employee working at the same location to be injured in the event. This catastrophic exposure is generally ameliorated by the type of accounts we underwrite. Due to our focus on small- to mid-sized accounts (i.e., few employees per policy and location), we generally do not have concentrated employee counts at single locations that can serve as the basis for a catastrophic loss. The limited catastrophic risk that does exist is ceded to large, professional reinsurers through excess of loss reinsurance contracts.

Ratings

We have a financial strength rating of “A” (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “S” (Rating Suspended). “A” (Excellent) is the third highest rating issued by A.M. Best. The “A” (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also “Risk factors — Risks related to our business and industry — A downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries may negatively affect our business.”

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The “A” (Excellent) rating obtained by us is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.

Contractual Obligations and Commitments

Other than the $11,707 increase in our credit facility, there have been no material changes in the Company's contractual obligations as of June 30, 2020 compared to December 31, 2019.

Financial condition

Members' Equity

As of June 30, 2020, total members' equity was $139,284, compared to $141,615 as of December 31, 2019, a decrease of $2,331. The decrease in members' equity over the period was driven primarily by distributions to members totaling $18,043 during the six months ended June 30, 2020. This was offset by net income of $13,326 earned during the period and unrealized gains on available-for-sale investments of $3,882 during the period. We had $157 of unrecognized stock compensation as of June 30, 2020 related to non-vested stock-based compensation granted. We recognized approximately $20 and $40 of stock based compensation expense for the three and six months ended June 30, 2020, respectively.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $375,705 at June 30, 2020, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

Our investment portfolio objectives are to maintain liquidity, facilitating financial strength and stability and ensuring regulatory and legal compliance. Our investment portfolio consists of available-for-sale fixed maturities and other equity investments, all of which are carried at fair value. We seek to hold a high-quality portfolio of investments that is managed by a professional investment advisory management firm in accordance with the Company's investment policy and routinely reviewed by our management team. Our investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities. The Company's investment portfolio has the following objectives:

•	Meet insurance regulatory requirements with respect to investments under the applicable insurance laws;

•	Maintain an appropriate level of liquidity to satisfy the cash requirements of current operations and long-term obligations;

•	Adjust investment risk to offset or complement insurance risk based on our total corporate risk tolerance; and

•	Realize the highest possible levels of investment income, while generating superior after-tax total rates of return.

The composition of our investment portfolio is shown in the following table as of June 30, 2020 and December 31, 2019.

	June 30, 2020
(in thousands)	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$15,778	$16,248
Foreign governments	300	305
States, territories and possessions	7,299	7,544
Political subdivisions of states, territories and possessions	27,684	28,915
Special revenue and special assessment obligations	68,065	71,875
Industrial and public utilities	122,814	129,892
Commercial mortgage-backed securities	16,400	17,908
Residential mortgage-backed securities	57,787	59,412
Other loan-backed securities	42,871	43,250
Hybrid securities	357	356
Total fixed maturities	359,355	375,705
Equity securities:
Preferred stock	332	325
Common stock	1,554	3,428
Total equity securities	1,886	3,753
Total investments	$361,241	$379,458

	December 31, 2019
(in thousands)	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$15,965	$16,129
Foreign governments	299	302
States, territories and possessions	4,789	4,923
Political subdivisions of states, territories and possessions	24,444	25,104
Special revenue and special assessment obligations	59,149	61,405
Industrial and public utilities	119,735	123,207
Commercial mortgage-backed securities	15,586	16,312
Residential mortgage-backed securities	53,467	54,109
Other loan-backed securities	35,849	36,011
Hybrid securities	357	363
Total fixed maturities	329,640	337,865
Equity securities:
Preferred stock	337	343
Common stock	492	492
Total equity securities	829	835
Total investments	$330,469	$338,700

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of June 30, 2020 and December 31, 2019 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	June 30, 2020
(in thousands, except percentages)	Fair Value	% of Total
"AAA"	$62,876	16.7%
"AA"	174,294	46.4%
"A"	108,488	28.9%
"BBB"	27,743	7.4%
"BB"	2,255	0.6%
Below investment grade	49	—%
Total fixed maturities	$375,705	100.0%

	December 31, 2019
(in thousands, except percentages)	Fair Value	% of Total
"AAA"	$52,571	15.6%
"AA"	153,838	45.5%
"A"	101,040	29.9%
"BBB"	30,245	9.0%
"BB"	119	—%
Below investment grade	52	—%
Total fixed maturities	$337,865	100.0%

Critical Accounting Policies and Estimates

The unaudited interim condensed combined financial statements included in this quarterly report include amounts based on the use of estimates and judgments of management.

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed combined financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed combined financial statements. We evaluate our estimates regularly using information that we believe to be relevant. The estimates and judgments that are most critical to the preparation of the condensed combined financial statements include: (a) reserves for unpaid loss and LAE; (b) reinsurance recoveries; (c) investment fair value measurements; and; (d) goodwill and intangible assets. Actual results may differ materially from the estimates and assumptions used in preparing the condensed combined financial statements. For a detailed discussion of our accounting policies, see the “Notes to the Combined Financial Statements” included in our registration statement filed with the SEC on Form S-1.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk, and interest rate risk, which are described in detail in the "Quantitative and qualitative disclosures about market risk" section of our registration statement filed with the SEC on Form S-1. We do not have exposure to foreign currency exchange rate risk or commodity risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, the Company may be involved in legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually or in the aggregate, will not have a material adverse effect on our combined financial position.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all the other information contained in this Quarterly Report on Form 10-Q and in our prospectus relating to our registration statement on Form S-1, as amended (File No. 333-239291) (the Prospectus), including our combined financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. There may be additional risks and uncertainties of which we currently are unaware or that we currently believe to be immaterial. If any of these risks or uncertainties occurs, our business, financial condition and results of operations may be materially adversely affected. In that event, the market price of our common stock could decline.

Risks related to our business and industry

Failure of our Program Partners or our Owned MGAs to properly market, underwrite or administer policies could adversely affect us.

The marketing, underwriting, claims administration and other administration of policies in connection with our issuing carrier services and for business written directly by our Owned MGAs are the responsibility of our Program Partners and our Owned MGAs. Any failure by them to properly handle these functions could result in liability to us. Even though our Program Partners may be required to compensate us for any such liability, there are risks that they do not pay us because they become insolvent or otherwise. Any such failures could create regulatory issues or harm our reputation, which could materially and adversely affect our business, financial condition and results of operations.

We depend on a limited number of Program Partners for a substantial portion of our gross written premiums.

We source a significant amount of our premiums from our Program Partners, which are generally MGAs and insurance companies. Historically, we have focused our business on a limited group of core Program Partners and have sought to grow the business by expanding existing Program Partner relationships and selectively adding new Program Partners.

For the years ended December 31, 2019 and 2018, approximately 34% and 42% of our gross written premiums was derived from our top ten Program Partners.

A significant decrease in business from, or the entire loss of, our largest Program Partners or several of our other Program Partners may materially adversely affect our business, financial condition and results of operations.

More than half of our gross written premiums are written in three key states.

For the year ended December 31, 2019, we derived approximately 49%, 9% and 8%, respectively, of our gross written premiums in the states of California, Michigan and Arizona. As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in these states, in particular our gross written premiums in California. Adverse developments relating to any of these conditions could materially adversely affect our business, financial condition and results of operations.

A downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries may negatively affect our business.

A.M. Best financial strength ratings (“FSRs”) are an important factor in establishing the competitive position of insurance companies. Our insurance company subsidiaries are rated for overall financial strength by A.M. Best. These FSRs reflect A.M. Best’s opinion of our insurance company subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Our insurance company subsidiaries’ FSRs are subject to periodic review, and the criteria used in the rating methodologies are subject to change. While our insurance company subsidiaries are rated “A” (Excellent), their FSRs are subject to change. A significant portion of our business is conducted through small- and mid-sized insurance carriers, program managers and other insurance organizations that do not have an A.M. Best financial strength rating or require a highly rated carrier, such as ourselves, to meet their business objectives. A significant downgrade in our insurance company subsidiaries’ FSRs could lead to our Program Partners doing business with other insurance companies and materially adversely affect our business, financial condition and results of operations.

If we are unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders, our business, financial condition and results of operations may be materially and adversely affected.

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses and loss adjustment expenses (“LAE”) and other general and administrative expenses in order to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower policyholder retention, resulting in lower revenues. Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. To accurately price our policies, we must:

•	collect and properly analyze a substantial volume of data from our insureds;

•	develop, test and apply appropriate actuarial projections and ratings formulas;

•	closely monitor and timely recognize changes in trends; and

•	project both frequency and severity of our insureds’ losses with reasonable accuracy.
We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:

•	insufficient or unreliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies;

•	regulatory constraints on rate increases;

•	our failure to accurately estimate investment yields and the duration of our liability for losses and LAE; and

•	unanticipated court decisions, legislation or regulatory action.

We may be unable to access the capital markets when needed, which may adversely affect our ability to take advantage of business opportunities as they arise and to fund our operations in a cost-effective manner.

Our ability to grow our business, either organically or through acquisitions, depends, in part, on our ability to access capital when needed. Capital markets may become illiquid from time to time, and we cannot predict the extent and duration of future economic and market disruptions or the impact of any government interventions. We may not be able to obtain financing on terms acceptable to us, or at all. If we need capital but cannot raise it or cannot obtain financing on terms acceptable to us, our business, financial condition and results of operations may be materially adversely affected and we may be unable to execute our long-term growth strategy.

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, which, in turn, could affect our growth and profitability.

Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Prolonged and high unemployment that reduces the payrolls of our insureds would reduce the premiums that we are able to collect. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure and may adversely affect our opportunities to underwrite profitable business.

Negative developments in the workers’ compensation insurance industry could adversely affect our business, financial condition and results of operations.

Although we engage in other businesses, 82.8% of our gross written premiums for the year ended December 31, 2019 were attributable to workers’ compensation insurance policies providing both primary and excess coverage. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our business, financial condition and results of operations. If one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could negatively affect our business, financial condition and results of operations.

The insurance industry is cyclical in nature.

The financial performance of the insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company depends on its own specific business characteristics, the profitability of many insurance companies tends to follow this cyclical market pattern. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors, we cannot predict the timing or duration of changes in the market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the market price of our common stock to be more volatile.

Our failure to accurately and timely pay claims could harm our business.

We must accurately and timely evaluate and pay claims to manage costs and close claims expeditiously. Many factors affect our ability to evaluate and pay claims accurately and timely, including the training and experience of our claims staff, our claims department’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to accurately and timely pay claims could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition and results of operations.

If we do not hire and train new claims staff effectively or if we lose a significant number of experienced claims staff, our claims department may be required to handle an increasing workload, which could adversely affect the quality of our claims administration, and our business could be materially and adversely affected.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

•	judicial expansion of policy coverage and the impact of new theories of liability;

•	plaintiffs targeting property and casualty (P&C) insurers in purported class action litigation relating to claims-handling and other practices;

•	medical developments that link health issues to particular causes, resulting in liability claims; and

•	claims relating to unanticipated consequences of current or new technologies, including cyber-security related risks and claims relating to potentially changing climate conditions.
In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known until many years after the policies are issued.

In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on our business.

The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm our business and materially adversely affect our results of operations.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.

We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed. There are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not anticipated or identified. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes and the niches in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of our risk management strategies may be limited, resulting in losses to us. In addition, we may be unable to effectively review and monitor all risks and our employees may not follow our risk management policies and procedures.

The National Association of Insurance Commissioners (the NAIC) and state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. Our insurance company subsidiaries are subject to regulation in Kansas, the state of domicile of Benchmark, California, where Benchmark is commercially domiciled, and Utah, the state of domicile of ALIC. The Kansas Insurance Department, the California Department of Insurance and the Utah Insurance Department, the primary regulators of our insurance company subsidiaries, have adopted regulations implementing a requirement under the Kansas, California and Utah insurance laws, respectively, for insurance holding companies to adopt a formal enterprise risk management (ERM) function and to file an annual enterprise risk report. The regulations also require domestic insurers to conduct an Own Risk and Solvency Assessment (ORSA) and to submit an ORSA summary report prepared in accordance with the NAIC’s ORSA Guidance Manual. While we operate within an ERM framework designed to assess and monitor our risks, we may not be able to effectively review and monitor all risks, our employees may not all operate within the ERM framework and our ERM framework may not result in our accurately identifying all risks and limiting our exposures based on our assessments.

We are subject to reinsurance counterparty credit risk. Our reinsurers may not pay on losses in a timely fashion, or at all.

We purchase reinsurance to transfer part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to policyholders. Accordingly, we are exposed to credit risk with respect to our reinsurers to the extent the reinsurance receivable is not sufficiently secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverable for any reason, including that:

•	the terms of the reinsurance contract do not reflect the intent of the parties of the contract or there is a disagreement between the parties as to their intent;

•	the terms of the contract cannot be legally enforced;

•	the terms of the contract are interpreted by a court or arbitration panel differently than intended;

•	the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions; or

•	a change in laws and regulations, or in the interpretation of the laws and regulations, materially affects a reinsurance transaction.
The insolvency of one or more of our reinsurers, or inability or unwillingness to make timely payments under the terms of our contracts, could materially adversely affect our business, financial condition and results of operations.

If we are unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us, we may be required to bear increased risks or reduce the level of our underwriting commitments.

Our insurance company subsidiaries purchase reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our insurance company subsidiaries from their obligation to pay claims for losses insured under their insurance policies, it does make the reinsurer liable to them for the reinsured portion of the risk. As part of our strategy for our issuing carrier business, we reinsure underwriting risk to third-party reinsurers. At the inception of a new program, we typically act as an issuing carrier where we reinsure a substantial amount of such risk to third parties. For these reasons, reinsurance is an important tool to manage transaction and insurance risk retention and to mitigate losses. We may be unable to maintain our current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialized issuing carrier model in the future. Additionally, market conditions beyond our control may impact the availability and cost of reinsurance and could have a material adverse effect on our business, financial condition and results of operations. In recent years, our Program Partners have benefitted from favorable market conditions, including growth in the role of MGAs and of offshore and other alternative sources of reinsurance. A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by MGAs could limit the amount of issuing carrier business we could write and materially and adversely affect our business, financial condition, results of operations and prospects. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on terms acceptable to us. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our insurance company subsidiaries or seek alternatives in line with our risk limits, all of which could materially adversely affect our business, financial condition and results of operations.

Some of our issuing carrier arrangements contain limits on the reinsurer’s obligations to us.

While we reinsure underwriting risk in our issuing carrier business, including a substantial amount of such risk at the inception of a new program, we have in certain cases entered into programs that contain limits on our reinsurers’ obligations to us, including loss ratio caps or aggregate reinsurance limits. To the extent losses under these programs exceed the prescribed limits, we will be liable to pay the losses in excess of such limits, which could materially and adversely affect our business, financial condition and results of operations.

Retention of business written by our Program Partners could expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance company subsidiaries. The determination to reduce the amount of reinsurance we purchase, or not to purchase reinsurance for a particular risk, customer segment or niche is based on a variety of factors, including market conditions, pricing, availability of reinsurance, our capital levels and loss experience. Retention increases our financial exposure to losses and significant losses could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our loss reserves may be inadequate to cover our actual losses.

Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related LAE. Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:

•	loss emergence and cedant reporting patterns;

•	underlying policy terms and conditions;

•	business and exposure mix;

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. For more information on the estimates used in the establishment of loss reserves, see “Management’s discussion and analysis of financial condition and results of operations - Critical accounting estimates - Reserves for unpaid losses and loss adjustment expenses” in the Prospectus. There, however, is no precise method for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates, perhaps materially. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

We may not be able to manage our growth effectively.

We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. We, however, must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or effectively incorporate any acquisitions we make in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow our business will depend in part on the addition of new Program Partners, and our inability to effectively onboard such new Program Partners could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow our business will depend in part on the addition of new Program Partners. If we do not effectively onboard our new Program Partners, including assisting such Program Partners to quickly resolve any post-onboarding issues and provide effective ongoing support, our ability to add new Program Partners and our relationships with our existing Program Partners could be adversely affected. Additionally, our reputation with potential new customers could be damaged. If we fail to meet the requirements of our customers, it may be more difficult to execute on our strategy to retain Program Partners, which could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. We do not have employment agreements with our executive officers. Should any of our executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our business and results of operations.

Technology breaches or failures of our or our business partners’ systems could adversely affect our business.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. While we and our business partners and service providers employ measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data (personal or otherwise) and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. In 2020, we discovered that we were subject to a cybersecurity incident that involved a third party obtaining unauthorized access to an employee’s electronic mailbox that was compromised in August 2019 through a phishing email. In conjunction with our cyber insurance carrier, we engaged outside counsel and a consulting firm specializing in digital forensics. While we do not believe the incident will have a material adverse effect on our business, financial performance and reputation, our investigation is ongoing and the ultimate effect of the incident is uncertain. Our evaluation, together with outside counsel, of whether data breach notifications may be required or appropriate in connection with this incident is ongoing, but we may decide to make such notifications in the future. In addition, cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of our technology systems (or the data held by such systems) could affect our operations. We may not have the resources or technical sophistication to anticipate or prevent every type of cyber-attack. A significant cybersecurity incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable privacy and other laws, expose us to litigation and potential liability, damage our reputation, cause a loss of customers or give rise to monetary fines and other penalties, any or all of which could be material. It is possible that insurance coverage we have in place would not entirely protect us in the event that we experienced a cybersecurity incident, interruption or widespread failure of our information technology systems.

Any significant interruption in the operation of our computer systems could adversely affect our business, financial condition and results of operations.

We rely on multiple computer systems to interact with customers, issue policies, pay claims, run modeling functions, assess insurance risks and complete various important internal processes including accounting and bookkeeping. Our business depends on our ability to access these systems to perform necessary business functions. Additionally, some of these systems may include or rely upon third-party systems not located on our premises. Any of these systems may be exposed to unplanned interruption, unreliability or intrusion from a variety of causes, including among others, storms and other natural disasters, terrorist attacks, utility outages, security breaches or complications encountered as existing systems are replaced or upgraded.

Any such issues could materially affect us including the impairment of information availability, compromise of system integrity or accuracy, misappropriation of confidential information, reduction of our volume of transactions and interruption of our general business. Although we believe our computer systems are securely protected and continue to take steps to ensure they are protected against such risks, such problems may occur. If they do, interruption to our business and damage to our reputation, and related costs, could be significant, which could have a material adverse effect on our business, financial condition and results of operations.

Performance of our investment portfolio is subject to a variety of investment risks.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a high-quality portfolio of investments that is managed by a professional investment advisory management firm in accordance with our investment policy and routinely reviewed by our management team. Our investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities.

Our primary market risk exposures are to changes in interest rates. See “Management’s discussion and analysis of financial condition and results of operations — Quantitative and qualitative disclosures about market risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, which, in turn, may adversely affect our profitability. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.

Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC, the Kansas Insurance Department, the California Department of Insurance and the Utah Insurance Department. Our investment objectives may not be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses.

Any shift in our investment strategy could increase the riskiness of our investment portfolio and the volatility of our results, which, in turn, may adversely affect our profitability.

Our investment strategy has historically been focused on fixed income securities which are subject to less volatility but also lower returns as compared to certain other asset classes. In the future, our investment strategy may include a greater focus on investments in equity securities, which are subject, among other things, to changes in value that may be attributable to market perception of a particular issuer or to general stock market fluctuations that affect all issuers. Investments in equity securities may be more volatile than investments in other asset classes such as fixed income securities. Common stocks generally subject their holders to more risks than preferred stocks and debt securities because common stockholders’ claims are subordinated to those of holders of preferred stocks and debt securities upon the bankruptcy of the issuer. An increase in the riskiness of our investment portfolio could lead to volatility of our results, which, in turn, may adversely affect our profitability.

We could be forced to sell investments to meet our liquidity requirements.

We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and loss adjustment expenses reserves to ensure sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment expenses reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

We may face increased competition in our programs market.

While we believe there are relatively few competitors in the small- and mid-sized programs market that have the broad in-house expertise and wide array of services that we offer to our Program Partners, we may face increased competition if other companies decide to compete with us in our programs market or competitors begin to offer policy administration or other services. Any increase in competition in this market, especially by one or more companies that have greater resources than we have, could materially adversely affect our business, financial condition and results of operations.

We compete with a large number of companies in the insurance industry for underwriting premium.

We compete with a large number of other companies in the insurance industry for underwriting premium. During periods of intense competition for premium, we are exposed to the actions of other companies that may seek to write policies without the appropriate regard for risk and profitability. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income.

We face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources. Some of these competitors also have greater market recognition than we do. We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

Our results of operations, liquidity, financial condition and FSRs are subject to the effects of natural and man-made catastrophic events.

Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, acts of terrorism, explosions and fires, cyber-crimes, public health crises, illness, epidemics or pandemic health events, product defects, mass torts and other catastrophes may adversely affect our business in the future. Such catastrophic events, and any relevant regulations, could expose us to:

•	widespread claim costs associated with P&C and workers’ compensation claims;

•	losses resulting from a decline in the value of our invested assets;

•	losses resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;

•
declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business to whom we have credit exposure, including reinsurers, and declines in the value of investments; and

•	significant interruptions to our systems and operations.
Natural and man-made catastrophic events are generally unpredictable. While we have structured our business and selected our niches in part to avoid catastrophic losses, our exposure to such losses depends on various factors, including the frequency and severity of the catastrophes, the rate of inflation and the value and geographic or other concentrations of insured companies and individuals. Vendor models and proprietary assumptions and processes that we use to manage catastrophe exposure may prove to be ineffective due to incorrect assumptions or estimates.

In addition, legislative and regulatory initiatives and court decisions following major catastrophes could require us to pay the insured beyond the provisions of the original insurance policy and may prohibit the application of a deductible, resulting in inflated catastrophe claims.

These and other disruptions could materially and adversely affect our business, financial condition and results of operations.

Disruptions related to COVID-19, including economic impacts of the COVID-19-related governmental actions, could materially and adversely affect our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the U.S., and was declared a pandemic by the World Health Organization on March 11, 2020. The global outbreak of COVID-19 continues to rapidly evolve and has resulted in quarantines, reductions in business activity, widespread unemployment and overall economic and financial market instability. In addition, the ongoing continuation of the COVID-19 pandemic and the economic impacts of COVID-19-related governmental actions may also eventually have an impact on our premium revenue, our loss experience and loss expense, liquidity, or our regulatory capital and surplus, and operations.

It is still too early to determine the ultimate effect that the economic shutdown, resulting from the COVID-19 pandemic, will have on our future revenues or expected claims and losses. Legislative and regulatory initiatives taken, or which may be taken in response to COVID-19, may adversely affect our operations, particularly with respect to our workers’ compensation businesses. Adverse effects could include:

•	Legislative or regulatory action seeking to retroactively mandate coverage for losses, which our policies would not otherwise cover or have been priced to cover;

•	Regulatory actions relaxing reporting requirements for claims, which may affect coverage under our claims made and reported policies;

•	Legislative actions prohibiting us from canceling policies in accordance with our policy terms or non-renewing policies at their expiration date;

•	Legislative orders to provide premium refunds, extend premium payment grace periods and allow time extensions for past due premium payments;

•	We may have increased workers’ compensation loss expense and claims frequency if policyholder employees in high risk roles with essential businesses contract COVID-19 in the workplace;

•
While we have seen through the three and six months ended June 30, 2020 fewer claims reported despite insuring more employees and have not seen a significant impact on the average value of incurred losses due to the COVID-19 pandemic, high unemployment and low interest rates could adversely affect our profitability and declining payrolls could adversely affect our workers' compensation written premiums;

•	Travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business;

•	Alternative working arrangements, including employees working remotely, which could negatively impact our business should such arrangements remain for an extended period of time;

•
We may experience elevated frequency and severity in our workers’ compensation lines as a result of legislative or regulatory action to effectively expand workers’ compensation coverage for certain types of workers; and

•	We may experience delayed reporting of losses, settlement negotiations and disputed claims resolution above our normal claims resolution trends.
The occurrence of any of these events or experiences, individually or collectively, could materially and adversely affect our business, financial condition and results of operations.

Global climate change may in the future increase the frequency and severity of weather events and resulting losses, particularly to the extent our policies are concentrated in geographic areas where such events occur, may have an adverse effect on our business, financial condition and results of operations.

Scientific evidence indicates that man-made production of greenhouse gas has had, and will continue to have, an adverse effect on the global climate. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of extreme weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as wild fires, severe tropical storms and hurricanes, will affect our ability to write new insurance policies and reinsurance contracts, but, to the extent our policies are concentrated in the specific geographic areas in which these events occur, the increased frequency and severity of such events and the total amount of our loss exposure in the impacted areas of such events may adversely affect our business, financial condition and results of operations. In addition, although we have historically had limited exposure to catastrophic risk, claims from catastrophe events could reduce our earnings and cause substantial volatility in our business, financial condition and results of operations for any period. However, assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely affect our business, financial condition and results of operations.

Because our business depends on insurance brokers, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiary. In certain jurisdictions, when the insured pays its policy premium to its broker for payment on behalf of our insurance subsidiary, the premium may be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with whom we work. Where necessary, we review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of related premiums being paid to us.

Because the possibility of these events occurring depends in large part on the financial condition and internal operations of our brokers, we monitor broker behavior and review financial information on an as-needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

Our operating results have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophic or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected renewal rates of our existing policies and contracts, adverse investment performance and the cost of reinsurance coverage.

In particular, we seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long term. In addition, our opportunistic nature and focus on long-term growth in tangible equity may result in fluctuations in gross written premiums from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

Changes in accounting practices and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, stockholders’ equity and other relevant financial statement line items.

Our insurance subsidiaries are required to comply with statutory accounting principles (SAP). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

Legal and regulatory risks

We are subject to extensive regulation.

Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers;

•	challenging our use of fronting arrangements in states in which our Program Partner is not licensed;

•	imposing minimum capital and surplus requirements for insurance company subsidiaries;

•	restrictions on agreements with our large revenue-producing agents;

•	cancellation and non-renewal of policies;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance company subsidiaries to pay dividends to us;

•	restrictions on transactions between our insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.
State insurance departments also conduct periodic examinations of the conduct and affairs of insurance companies and require the filing of annual, quarterly and other reports relating to financial condition, holding company issues, ERM and ORSA and other matters. These regulatory requirements could adversely affect or inhibit our ability to achieve some or all of our business objectives, including profitable operations in our various customer segments.

In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could fine us, preclude or temporarily suspend us from carrying on some or all of our activities in certain jurisdictions or otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the laws and regulations applicable to the insurance industry or interpretations by regulatory authorities could adversely affect our ability to operate our business as currently conducted and in accordance with our business objectives.

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulators (the Kansas Insurance Department, the California Department of Insurance and the Utah Insurance Department), as a public company we will also be subject to the rules and regulations of the SEC and the securities exchange on which our common stock is listed, each of which regulate many areas such as financial and business disclosures, corporate governance and stockholder matters. Among other laws, we are subject to laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws.

We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry. For further information on the regulation of our business, see the “Regulation”section of our registration statement filed with the SEC on Form S-1.

Regulators may challenge our use of fronting arrangements in states in which our Program Partners are not licensed.

We enter into fronting, or issuing carrier, arrangements with our Program Partners that require a broadly licensed, highly rated admitted carrier to conduct their business in states in which such Program Partner is not licensed or is not authorized to write particular lines of insurance. We typically act as the reinsurance broker to the program as well as the issuing carrier, which enables us to charge fees for the placement of reinsurance in addition to the fronting fees. We also receive ceding commissions from third-party reinsurers to which we transfer all or a portion of the underwriting risk. Some state insurance regulators may object to our issuing carrier arrangements. In certain states, including Florida and Kentucky, the insurance commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance departments in states in which there is no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

If regulators in any of the states where we conduct our issuing carrier business were to prohibit or limit the arrangement, we would be prevented or limited from conducting that business for which a capacity provider is not authorized in those states, unless and until the capacity provider is able to obtain the necessary licenses. This could have a material and adverse effect on our business, financial condition and results of operations. See “- More than half of our gross written premiums are written in three key states.”

Regulation may become more extensive in the future.

Legislators and regulators may periodically consider various proposals that may affect our business practices and product designs, how we sell or service certain products we offer or the profitability of our business. We continually monitor such proposals and assess how they may apply to us or our competitors or how they could impact our business, financial condition, results of operations and ability to compete effectively.

Increasing regulatory focus on privacy issues and expanding laws could affect our business model and expose us to increased liability.

The regulatory environment surrounding information security and privacy is increasingly demanding.

We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our customers or employees. On October 24, 2017, the National Association of Insurance Commissioners (NAIC) adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law has been adopted by certain states and is under consideration by others. It is not yet known whether or not, and to what extent, states legislatures or insurance regulators where we operate will enact the Insurance Data Security Model Law in whole or in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.

As a holding company, we rely on dividends and payments from our subsidiaries to operate our business. Our ability to receive dividends and permitted payments from our insurance company subsidiaries is subject to regulatory constraints.

We are a holding company and, as such, have no direct operations of our own. We do not expect to have any significant assets other than our ownership of equity interests in our operating subsidiaries. We accordingly depend on the payment of funds from our subsidiaries in the form of dividends, distributions or otherwise to meet our obligations and to pay our expenses. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions.

In addition, dividends payable from our insurance company subsidiaries without the prior approval of the applicable insurance commissioner are limited to the greater of 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or 100% of net income during the applicable twelve-month period (not including realized capital gains); and in Utah, the lesser of 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department, 100% of net income during the applicable twelve-month period (not including realized capital gains). As of December 31, 2019, the maximum amount of unrestricted dividends that our insurance company subsidiaries could pay to us without approval was $11.6 million. Our insurance company subsidiaries may be unable to pay dividends in the future, and the limitations of such dividends could adversely affect our business, liquidity or financial condition.

The effects of litigation on our business are uncertain and could have an adverse effect on our business.

As is typical in our industry, we continually face risks associated with litigation of various types, including general commercial and corporate litigation, and disputes relating to bad faith allegations which could result in us incurring losses in excess of policy limits. We are party to certain litigation matters throughout the year, mostly with respect to claims. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

We may have exposure to losses from acts of terrorism as we are required by law to provide certain coverage for such losses.

U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines, including workers’ compensation. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) requires commercial P&C insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under TRIPRA, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under TRIPRA of our losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial P&C insurance. Based on our 2018 earned premiums, our aggregate deductible under TRIPRA during 2019 is approximately $59 million. The federal government will then reimburse us for losses in excess of our deductible, which will be 81% of losses in 2019, and 80% in 2020, up to a total industry program limit of $100 billion.

Assessments and premium surcharges for state guaranty funds, secondary-injury funds, residual market programs and other mandatory pooling arrangements may reduce our profitability.

Most states require insurance companies licensed to do business in their state to participate in guaranty funds, which require the insurance companies to bear a portion of the unfunded obligations of impaired, insolvent or failed insurance companies. These obligations are funded by assessments, which are expected to continue in the future. State guaranty associations levy assessments, up to prescribed limits, on all member insurance companies in the state based on their proportionate share of premiums written in the lines of business in which the impaired, insolvent or failed insurance companies are engaged. Accordingly, the assessments levied on us may increase as we increase our written premiums. Some states also have laws that establish secondary-injury funds to reimburse insurers and employers for claims paid to injured employees for aggravation of prior conditions or injuries. These funds are supported by either assessments or premium surcharges based on incurred losses.

In addition, as a condition to conducting business in some states, insurance companies are required to participate in residual market programs to provide insurance to those who cannot procure coverage from an insurance carrier on a negotiated basis. Insurance companies generally can fulfill their residual market obligations by, among other things, participating in a reinsurance pool where the results of all policies provided through the pool are shared by the participating insurance companies. Although we price our insurance to account for our potential obligations under these pooling arrangements, we may not be able to accurately estimate our liability for these obligations. Accordingly, mandatory pooling arrangements may cause a decrease in our profits. Further, the impairment, insolvency or failure of other insurance companies in these pooling arrangements would likely increase the liability for other members in the pool. The effect of assessments and premium surcharges or increases in such assessments or surcharges could reduce our profitability in any given period or limit our ability to grow our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 20, 2020, we closed the sale of 10,714,286 shares of our common stock in our IPO, comprised of 7,142,857 shares issued and sold by us and 3,571,429 shares sold by selling stockholders.  On July 22, 2020, we closed the sale of an additional 1,207,142 shares by certain selling stockholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments.  The IPO terminated upon completion of the sale of the above-referenced shares.

The initial public offering price per share was $15.00.  The aggregate initial public offering price for all shares sold by us in the IPO was approximately $107.1 million and the aggregate initial public offering price for all shares sold by the selling stockholders in the IPO was approximately $71.7 million.  The offer and sale was pursuant to a registration statement on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020.  J.P. Morgan Securities LLC, Evercore Group, L.L.C. and William Blair & Company, L.L.C. acted as joint book-running managers of the IPO, and JMP Securities LLC acted as co-manager.

We received net proceeds from the sale of shares by us in the IPO of approximately $94.9 million after deducting underwriting discounts and commissions of $7.5 million and estimated offering expenses of $4.7 million.  We did not receive any proceeds from the sale of shares by the selling stockholders.  We used or are in the process of using the net proceeds from the sale of shares by us in the IPO to (i) redeem all $5.1 million aggregate liquidation preference of the Series B Nonconvertible Preferred Stock of our subsidiary Benchmark Holding Company, (ii) pay $7.7 million to redeem all outstanding Subordinated Notes, (iii) use $19.3 million to repay in full all outstanding term loan borrowings under the credit agreement with Oak Street Funding LLC, (iv) pay an aggregate one-time payment of approximately $7.6 million to Altaris Capital Partners, LLC in connection with the termination of our consulting and advisory agreements with Altaris Capital Partners, LLC and (v) pay an aggregate $3.1 million to certain pre-IPO unitholders and other employees in connection with the reorganization transactions and pursuant to the operating agreements for Trean Holdings LLC and BIC Holdings LLC.  The remaining net proceeds will be used for general corporate purposes, including to support the growth of our business.  There has been no material change in the anticipated use of proceeds from the IPO as described in our final prospectus filed with the SEC on July 17, 2020 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Trean Insurance Group, Inc.
3.2	Amended and Restated By-Laws of Trean Insurance Group, Inc.
10.1	Registration Rights Agreement, dated as of July 20, 2020, among Trean Insurance Group, Inc. and the parties named therein
10.2	Reorganization Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc. and the parties named therein
10.3	Contribution Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., BIC Holdings LLC and Trean Holdings LLC
10.4	Contribution Agreement, dated as of July 16, 2020, between Trean Insurance Group, Inc. and Trean Compstar Holdings LLC
10.5	Director Nomination Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., AHP-BHC LLC, AHP-TH LLC, ACP-BHC LLC and ACP-TH LLC
10.6	Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan
10.7	Termination Agreement, dated as of July 16, 2020, among Altaris Capital Partners, LLC, BIC Holdings LLC, Trean Holdings LLC and Trean Insurance Group, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act.

** The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREAN INSURANCE GROUP, INC.

Date:	August 28, 2020	By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 28, 2020	By:	/s/ Julie A. Baron
Julie A. Baron
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)