Form 10-Q
period 2020-09-30
Trean Insurance Group, Inc.
filed 2020-11-13
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," a "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of November 11, 2020, there were 51,148,782 shares of the registrant's common stock outstanding.

TREAN INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Fixed maturities, at fair value (amortized cost of $358,506 and $329,640, respectively)	$375,286	$337,865
Preferred stock, at fair value (amortized cost of $243 and $337, respectively)	240	343
Common stock, at fair value (cost $1,554 and $492, respectively)	3,458	492
Equity method investments	232	12,173
Total investments	379,216	350,873
Cash and cash equivalents	165,255	74,268
Restricted cash	21,175	1,800
Accrued investment income	2,418	2,468
Premiums and other receivables	99,635	62,460
Income taxes refundable	797	—
Related party receivables	33	22,221
Reinsurance recoverable	350,425	307,338
Prepaid reinsurance premiums	103,929	80,088
Deferred policy acquisition cost, net	3,777	2,115
Property and equipment, net	8,439	7,937
Right of use asset	6,558	—
Deferred tax asset	—	1,367
Goodwill	139,575	2,822
Intangible assets, net	73,436	154
Other assets	9,721	3,123
Total assets	$1,364,389	$919,034
Liabilities
Unpaid loss and loss adjustment expenses	$465,502	$406,716
Unearned premiums	143,390	103,789
Funds held under reinsurance agreements	160,614	163,445
Reinsurance premiums payable	59,756	53,620
Accounts payable and accrued expenses	73,865	14,995
Lease liability	7,054	—
Income taxes payable	—	714
Deferred tax liability	12,597	—
Debt	39,858	29,040
Total liabilities	962,636	772,319
Commitments and contingencies
Redeemable preferred stock (0 and 1,000,000 authorized, respectively; 0 and 51 outstanding, respectively)	—	5,100
Shareholders' equity
Common stock, $0.01 par value per share (600,000,000 and 0 authorized, respectively; 51,148,782 and 0 issued and outstanding, respectively)	511	—
Members' equity	—	78,438
Additional paid-in capital	287,234	17,995
Retained earnings	104,853	40,361
Accumulated other comprehensive income	9,155	4,821
Total shareholders' equity	401,753	141,615
Total liabilities and shareholders' equity	$1,364,389	$919,034
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Gross written premiums	$132,284	$107,534	$349,755	$313,488
Increase in gross unearned premiums	(22,963)	(5,612)	(39,601)	(18,099)
Gross earned premiums	109,321	101,922	310,154	295,389
Ceded earned premiums	(81,465)	(79,761)	(238,460)	(230,227)
Net earned premiums	27,856	22,161	71,694	65,162
Net investment income	1,857	1,721	6,653	4,578
Gain on revaluation of Compstar investment	69,846	—	69,846	—
Net realized capital gains (losses)	115	(34)	3,345	689
Other revenue	5,401	2,561	11,323	8,049
Total revenue	105,075	26,409	162,861	78,478
Expenses
Losses and loss adjustment expenses	15,564	13,976	40,681	38,446
General and administrative expenses	6,995	5,756	23,437	15,894
IPO bonuses and contract buyout fee	11,054	—	11,054	—
Intangible asset amortization	1,120	11	1,154	35
Noncash share-based compensation	307	—	307	—
Interest expense	520	498	1,482	1,683
Total expenses	35,560	20,241	78,115	56,058
Other income (expense)	209	(8)	263	118
Income before taxes	69,724	6,160	85,009	22,538
Income tax expense	788	1,395	4,679	4,404
Equity earnings in affiliates, net of tax	401	1,021	2,333	2,494
Net income	$69,337	$5,786	$82,663	$20,628
Earnings per share:
Basic	$1.41	$0.15	$2.00	$0.55
Diluted	$1.41	$0.15	$2.00	$0.55
Weighted average shares outstanding:
Basic	49,054,441	37,386,394	41,304,132	37,386,394
Diluted	49,056,001	37,386,394	41,304,652	37,386,394
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$69,337	$5,786	$82,663	$20,628
Other comprehensive income, net of tax:
Unrealized investment gains:
Unrealized investment gains arising during the period	686	1,189	5,715	8,942
Income tax expense	144	249	1,198	1,878
Unrealized investment gains, net of tax	542	940	4,517	7,064
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	114	(34)	232	55
Income tax expense (benefit)	24	(8)	49	11
Total reclassifications included in net income, net of tax	90	(26)	183	44
Other comprehensive income	452	966	4,334	7,020
Total comprehensive income	$69,789	$6,752	$86,997	$27,648
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Shareholders’ Equity and Redeemable Preferred Stock
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands, except share and unit data)
(unaudited)

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at June 30, 2020	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	235,905	$236	—	$—	$16,542	$8,703	$35,561	$139,284
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	157,270	157	—	—	—	—	—	157
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Redemption of Series B redeemable preferred stock	(51)	(5,100)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate recapitalization	—	—	—	—	(65,036,780)	(65,037)	(5,045,215)	(5,045)	(8,159,775)	(8,160)	(393,175)	(393)	37,386,394	374	78,261	—	—	—
Issuance of common shares for acquisition of Compstar	—	—	—	—	—	—	—	—	—	—	—	—	6,613,606	66	99,138	—	—	99,204
Proceeds from common stock sold in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	7,142,857	71	93,068	—	—	93,139
Common stock issuances pursuant to equity compensation awards	—	—	—	—	—	—	—	—	—	—	—	—	5,925	—	(82)	—	—	(82)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	452	—	452
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69,337	69,337
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	51,148,782	$511	$287,234	$9,155	$104,853	$401,753

See accompanying notes to the condensed consolidated financial statements.

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at June 30, 2019	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	157,270	$157	—	$—	$17,995	$4,051	$24,907	$126,352
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	19,659	20	—	—	—	—		20
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(831)	(831)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36)	(36)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	966	—	966
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,786	5,786
Balance at September 30, 2019	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	176,929	$177	—	$—	$17,995	$5,017	$29,814	$132,245

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	—	$—	$17,995	$4,821	$40,361	$141,615
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	196,587	197	—	—	—	—	—	197
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(18,043)	(19,496)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(128)	(128)
Redemption of Series B redeemable preferred stock	(51)	(5,100)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate recapitalization	—	—	—	—	(65,036,780)	(65,037)	(5,045,215)	(5,045)	(8,159,775)	(8,160)	(393,175)	(393)	37,386,394	374	78,261	—	—	—
Issuance of common shares for acquisition of Compstar	—	—	—	—	—	—	—	—	—	—	—	—	6,613,606	66	99,138	—	—	99,204
Proceeds from common stock sold in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	7,142,857	71	93,068	—	—	93,139
Common stock issuances pursuant to equity compensation awards	—	—	—	—	—	—	—	—	—	—	—	—	5,925	—	(82)	—	—	(82)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,334	—	4,334
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82,663	82,663
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	51,148,782	$511	$287,234	$9,155	$104,853	$401,753

See accompanying notes to the condensed consolidated financial statements.

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2018	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	117,953	$118	—	$—	$17,995	$(2,003)	$9,779	$105,131
Cumulative effect of adopting ASC Topic 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	695	695
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	58,976	59	—	—	—	—	—	59
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,144)	(1,144)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34)	(34)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(110)	(110)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,020	—	7,020
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20,628	20,628
Balance at September 30, 2019	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	176,929	$177	—	$—	$17,995	$5,017	$29,814	$132,245
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$82,663	$20,628
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,823	541
Stock-based compensation	307	—
Net capital gains (losses) on investments	(5,242)	333
Gain on bargain purchase of subsidiary	—	(634)
Gain on revaluation of Compstar investment	(69,846)	—
Bond amortization and accretion	1,465	1,241
Issuance of member units as compensation	197	59
Equity earnings in affiliates, net of tax	(2,333)	(2,494)
Distributions from equity method investments	2,953	3,586
Deferred income taxes	327	(737)
Deferred financing costs	90	76
Changes in operating assets and liabilities:
Accrued investment income	50	(17)
Premiums and other receivables	(13,308)	(19,024)
Reinsurance recoverable on paid and unpaid losses	(43,087)	(42,775)
Prepaid reinsurance premiums	(23,841)	(16,499)
Right of use asset	(5,538)	—
Other assets	(8,729)	(2,032)
Unpaid loss and loss adjustment expenses	58,787	59,409
Unearned premiums	39,601	17,213
Funds held under reinsurance agreements	(5,942)	(717)
Reinsurance premiums payable	6,136	9,971
Accounts payable and accrued expenses	11,448	5,822
Lease liability	5,752	—
Income taxes payable	(1,525)	(1,898)
Net cash provided by operating activities	32,208	32,052
Investing activities
Payments for capital expenditures	(665)	(567)
Proceeds from sale of equity method investment	3,000	—
Return of capital on equity method investment	115	—
Purchase of investments, available for sale	(84,125)	(74,544)
Proceeds from investments sold, matured or repaid	89,374	62,433
Acquisition of subsidiary, net of cash received	(1,098)	(5,496)
Cash received in the acquisition of Compstar	11,891	—
Net cash provided by (used in) investing activities	18,492	(18,174)
Financing activities
Shares redeemed for payroll taxes	(82)	—
Proceeds from initial public offering	99,643	—
Deferred offering costs	(5,839)	—
Proceeds from credit agreement	32,453	—
Principal payments on debt	(41,789)	(4,488)
Buyback of preferred shares	(5,100)	—
Distribution to members	(19,496)	(1,144)
Dividends paid on preferred stock	(128)	(164)
Net cash provided by (used in) financing activities	59,662	(5,796)
Net increase in cash, cash equivalents and restricted cash	110,362	8,082
Cash, cash equivalents and restricted cash ‑ beginning of period	76,068	55,962
Cash, cash equivalents and restricted cash ‑ end of period	$186,430	$64,044
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

Disaggregation of cash and restricted cash:	As of September 30, 2020	As of September 30, 2019
Cash and cash equivalents	$165,255	$62,250
Restricted cash	21,175	1,794
Total cash, cash equivalents and restricted cash	$186,430	$64,044

	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2020	2019
Cash paid during the year for:
Interest	$1,391	$2,053
Income taxes	5,809	6,864
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	8,245	—
Shares issued for the acquisition of subsidiary	99,204	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,484	—

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated and Condensed Combined Financial Statements

Note 1. Business and Basis of Presentation
In July 2020, Trean Insurance Group, Inc. (together with its wholly owned subsidiaries, the Company) completed its initial public offering (IPO) of common stock. Prior to the completion of the IPO, the Company effected the following reorganization transactions: (i) each of Trean Holdings LLC (Trean), an insurance services company, and BIC Holdings LLC (BIC), a property and casualty insurance holding company, contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for shares of common stock in Trean Insurance Group, Inc. and (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

For the purpose of financial statement disclosures, references to the condensed consolidated financial statements for all post-IPO periods include the accounts of Trean Insurance Group, Inc., along with its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. References to the condensed consolidated financial statements for all pre-IPO periods include the condensed combined financial statements of BIC and Trean, along with their wholly owned subsidiaries, after elimination of intercompany accounts and transactions. All dollar amounts are shown in thousands, except share and per share amounts.

The Company provides products and services to the specialty insurance market. Historically, the Company has focused on specialty casualty markets that are believed to be under served and where the Company’s expertise allows the Company to achieve higher rates, such as niche workers' compensation markets and small- to medium-sized specialty casualty insurance programs. The Company underwrites specialty-casualty insurance products both through programs where the Company partners with other organizations (Program Partners), and also through the Company’s own managing general agencies (Owned MGAs). The Company also provides Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage from which the Company generates fee-based revenues.

The Company's wholly owned subsidiaries include (a) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company (Benchmark), a property and casualty insurance company domiciled in the state of Kansas, and American Liberty Insurance Company (ALIC), a property and casualty insurance company domiciled in the state of Utah; (b) Trean Compstar Holdings, LLC, a limited liability company created originally for the purchase of an interest in Compstar Insurance Services LLC, a California-based general agency; and (c) Trean Corporation (Trean Corp), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: Trean Reinsurance Services, LLC (TRS), a reinsurance intermediary broker; Benchmark Administrators LLC (BIC Admin), a claims third-party administrator; and Westcap Insurance Services, LLC (Westcap), a managing general agent based in California.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not contain all of the information included in the Company's annual consolidated financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited combined financial statements and notes thereto for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Use of estimates

While preparing the condensed consolidated financial statements, the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require extensive use of estimates include the reserves for unpaid losses and loss adjustment expenses (LAE), reinsurance recoveries, investments and goodwill and other intangible assets. Except for the captions on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income, generally, the term loss(es) is used to collectively refer to both loss and LAE.

Accounting pronouncements

Recently adopted policies

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This standard is effective for the period between March 12, 2020 and December 31, 2022. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This update modifies the existing disclosure requirements on fair value measurements in Topic 820 by changing requirements regarding Level 1, Level 2 and Level 3 investments. The Company adopted this standard effective January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2021, including interim periods thereafter, with early adoption permitted. The Company has elected to early adopt this standard effective January 1, 2020. Adoption of this standard did not have a material impact on the condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (ASU 2016-02), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of lease payments. Management adopted this standard effective January 1, 2020 under the modified retrospective approach. Adoption of this standard resulted in the Company recognizing initial right-of-use assets of $5,946 and initial lease liabilities of $5,946 and did not result in a cumulative effect adjustment on retained earnings. The adoption of this standard did not have a material impact on the condensed consolidated statements of operations or condensed consolidated statements of cash flows.

Pending policies

The Company completed its IPO in July 2020, and is an emerging growth company as defined under federal securities laws. As such, the Company has elected to adopt pending accounting policies under the dates required for private companies. Therefore, the dates included within this section reflect the effective dates for the adoption of new accounting policies required by private companies.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (ASU 2020-03). This update represents changes to clarify and improve the codification to allow for easier application by eliminating inconsistencies and providing clarification on items such as (i) the application of fair value option disclosures; (ii) the accounting for fees related to modifications of debt; and (iii) aligning the contractual term of a net investment in a lease in accordance with ASC Topic 326, Financial Instruments - Credit Losses, and the lease term determined in accordance with ASC Topic 842, Leases. Certain issues addressed in this update are effective for annual periods beginning after December 15, 2020 and others are effective for annual periods beginning after December 15, 2022. The Company will adopt each standard upon their respective effective dates of January 1, 2021 and January 1, 2023. Adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323 and Topic 815 (ASU 2020-01). This update addresses the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting. Further, the update addresses scope considerations for forward contracts and purchased options on certain securities. ASU 2020-01 is effective for annual periods beginning after

December 15, 2021, including interim periods thereafter. The Company will adopt this standard effective January 1, 2022. Adoption of this standard is not expected to have a material impact on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Additionally, credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which the fair value is below the amortized cost. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2023. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

Note 2. Acquisitions
Compstar Holding Company LLC

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar Holding Company LLC (Compstar), a holding company along with its wholly owned subsidiary Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of the Company’s common stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. As of the acquisition date, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321. As a result, the Company recorded a gain of $69,846 from the remeasurement of its previous equity interest, which is included in gain on revaluation of Compstar investment on the condensed consolidated statement of operations. The acquisition-date fair value of the Company’s previous equity interest was revalued using the market price of the shares issued as consideration for the acquisition.

The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date. The assessment of fair value and the determination of deferred tax assets acquired is preliminary and is based on the information that was available at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation of purchase price to intangible assets and to deferred tax assets and liabilities is preliminary and, therefore, subject to adjustment in future periods.

Fair value of total consideration transferred	$99,204
Previous investment in subsidiary	11,321
Fair value adjustment to prior investment	69,846
Fair value of assets acquired and liabilities assumed	180,371
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	11,891
Premiums and other receivables	1,624
Property and equipment	444
Right of use asset	1,020
Goodwill	136,236
Intangible assets, net	73,954
Other assets	184
Accounts payable and accrued expenses	(11,128)
Lease liability	(1,302)
Deferred tax liabilities	(12,487)
Debt	(20,065)
Net assets acquired	$180,371

The Company recorded $136,236 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce, the expected growth resulting from the acquisition and synergies gained to assist in the reduction of operating expenses.

The Company also recorded intangible assets totaling $73,954 and are included in other assets on the condensed consolidated balance sheet. Intangible assets are comprised of the following:

(in thousands)	Useful Life	Balance
Trade name	15 years	$3,157
Customer relationships	14 years	70,797
Total intangible assets		$73,954

Subsequent to the acquisition date, Compstar recorded total revenue of $3,320, of which $3,313 is intercompany related and is eliminated in consolidation, and contributed net income totaling $1,222 to consolidated net income on the condensed consolidated statement of operations.

LCTA Risk Services, Inc.

Effective April 1, 2020, Trean Corp purchased 100% of the operating assets and assumed the liabilities of LCTA Risk Services, Inc. The total purchase price was $1,400. The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of total consideration transferred	$1,400
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	302
Premiums and other receivables	55
Property and equipment	63
Goodwill	517
Intangible assets, net	482
Other assets	12
Accounts payable	(17)
Income taxes payable	(14)
Net assets acquired	$1,400

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

First Choice Casualty Insurance Company

Effective February 19, 2019, Benchmark purchased 100% of the operating assets and assumed the liabilities of First Choice Casualty Insurance Company (FCCIC). The total purchase price was $5,314. As part of the acquisition, the Company recorded a bargain purchase gain of $634 which is included in net realized capital gains (losses) on the condensed consolidated statements of operations. The Company was able to realize a bargain purchase gain as the seller was looking to exit the workers' compensation market with the sale of their management agreement to a new manager. With the new manager, the seller had a lack of interest and expertise in maintaining workers' compensation policies, which had historically been underwritten and managed by Trean Corp.

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

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$12,932	$175	$—	$13,107
Foreign governments	—	304	—	304
States, territories and possessions	—	7,804	—	7,804
Political subdivisions of states territories and possessions	—	30,869	—	30,869
Special revenue and special assessment obligations	—	76,494	—	76,494
Industrial and public utilities	—	116,138	—	116,138
Commercial mortgage-backed securities	—	18,107	—	18,107
Residential mortgage-backed securities	—	70,384	—	70,384
Other loan-backed securities	—	41,724	—	41,724
Hybrid securities	—	355	—	355
Total fixed maturities	12,932	362,354	—	375,286
Equity securities:
Preferred stock	—	240	—	240
Common stock	882	576	2,000	3,458
Total equity securities	882	816	2,000	3,698
Total investments	$13,814	$363,170	$2,000	$378,984

Funds held under reinsurance agreements	—	160,614	—	160,614

Debt:
Junior subordinated debt	—	7,732	—	7,732
Secured credit facility	—	32,588	—	32,588
PPP Loan	—	325	—	325
Total debt	$—	$40,645	$—	$40,645

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$16,129	$—	$—	$16,129
Foreign governments	—	302	—	302
States, territories and possessions	—	4,923	—	4,923
Political subdivisions of states, territories and possessions	—	25,104	—	25,104
Special revenue and special assessment obligations	—	61,405	—	61,405
Industrial and public utilities	—	123,207	—	123,207
Commercial mortgage-backed securities	—	16,312	—	16,312
Residential mortgage-backed securities	—	54,109	—	54,109
Other loan-backed securities	—	36,011	—	36,011
Hybrid securities	—	363	—	363
Total fixed maturities	16,129	321,736	—	337,865
Equity securities:
Preferred stock	—	343	—	343
Common stock	—	492	—	492
Total equity securities	—	835	—	835
Total investments	$16,129	$322,571	$—	$338,700

Funds held under reinsurance agreements	—	163,445	—	163,445

Debt:
Junior subordinated debt	—	7,732	—	7,732
Secured credit facility	—	21,637	—	21,637
Total debt	$—	$29,369	$—	$29,369

Bonds and preferred stocks: The Company, in conjunction with its third-party pricing service provider, uses a variety of sources such as Reuters, Iboxx, PricingDirect, ICE BofAML Index, ICE Data Services, and for equities, Bloomberg. Equity securities are valued at the closing price on the exchange on which they are primarily traded as provided by a third-party pricing service. Fixed income securities are generally valued at an evaluated bid as provided by a third-party pricing service. Securities and other assets generally valued using third-party pricing services may also be valued at broker/dealer bid quotations. Values obtained from third-party pricing services can utilize several data sources for inputs such as transaction data, yield, quality, coupon rate, maturity, issue type, trading characteristics and market activity. To validate the reasonableness of the quoted prices, the Company performs various qualitative and quantitative procedures such as analysis of recent trading activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

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

Debt: The Company holds debt related to multiple credit agreements. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt.

Note 4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the investments in securities classified as available for sale are as follows:

	September 30, 2020
(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$12,701	$406	$—	$13,107
Foreign governments	300	4	—	304
States, territories and possessions	7,537	267	—	7,804
Political subdivisions of states, territories and possessions	29,514	1,356	(1)	30,869
Special revenue and special assessment obligations	72,495	4,041	(42)	76,494
Industrial and public utilities	109,330	6,972	(164)	116,138
Commercial mortgage-backed securities	16,342	1,790	(25)	18,107
Residential mortgage-backed securities	68,864	1,630	(110)	70,384
Other loan-backed securities	41,067	811	(154)	41,724
Hybrid securities	356	1	(2)	355
Total fixed maturities available for sale	$358,506	$17,278	$(498)	$375,286

	December 31, 2019
(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$15,965	$167	$(3)	$16,129
Foreign governments	299	3	—	302
States, territories and possessions	4,789	134	—	4,923
Political subdivisions of states, territories and possessions	24,444	670	(10)	25,104
Special revenue and special assessment obligations	59,149	2,298	(42)	61,405
Industrial and public utilities	119,735	3,490	(18)	123,207
Commercial mortgage-backed securities	15,586	757	(31)	16,312
Residential mortgage-backed securities	53,467	679	(37)	54,109
Other loan-backed securities	35,849	281	(119)	36,011
Hybrid securities	357	6	—	363
Total fixed maturities available for sale	$329,640	$8,485	$(260)	$337,865

The following table illustrates the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$100	$—	$—	$—	$100	$—
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	299	(1)	—	—	299	(1)
Special revenue and special assessment obligations	2,347	(42)	—	—	2,347	(42)
Industrial and public utilities	2,172	(164)	—	—	2,172	(164)
Commercial mortgage-backed securities	1,000	(25)	—	—	1,000	(25)
Residential mortgage-backed securities	13,931	(95)	280	(15)	14,211	(110)
Other loan-backed securities	4,033	(28)	10,466	(126)	14,499	(154)
Hybrid securities	248	(2)	—	—	248	(2)
Total bonds	$24,130	$(357)	$10,746	$(141)	$34,876	$(498)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$293	$(2)	$1,349	$(1)	$1,642	$(3)
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	1,500	(9)	690	(1)	2,190	(10)
Special revenue and special assessment obligations	3,206	(42)	181	—	3,387	(42)
Industrial and public utilities	5,939	(16)	1,094	(2)	7,033	(18)
Commercial mortgage-backed securities	2,138	(30)	129	(1)	2,267	(31)
Residential mortgage-backed securities	6,936	(13)	1,917	(24)	8,853	(37)
Other loan-backed securities	2,189	(11)	13,885	(108)	16,074	(119)
Hybrid securities	—	—	—	—	—	—
Total bonds	$22,201	$(123)	$19,245	$(137)	$41,446	$(260)

The unrealized losses on the Company’s available for sale securities as of September 30, 2020 and December 31, 2019 were primarily caused by widening in corporate and tax exempt spreads, rather than credit-related problems.

The amortized cost and estimated fair value of fixed maturities as of September 30, 2020, by contractual maturity, are as follows:

(in thousands)	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$19,595	$19,818
Due after one year but before five years	104,832	110,134
Due after five years but before ten years	59,166	64,122
Due after ten years	48,640	50,997
Commercial mortgage-backed securities	16,342	18,107
Residential mortgage-backed securities	68,864	70,384
Other loan-backed securities	41,067	41,724
Total	$358,506	$375,286

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Fixed maturities:
Gains	$120	$(42)	$239	$78
Losses	(6)	8	(7)	(23)
Total fixed maturities	114	(34)	232	55
Equity securities:
Equity method investments:
Gains	—	—	3,115	—
Total equity securities	—	—	3,115	—
Total net investment realized gains (losses)	$114	$(34)	$3,347	$55

Net investment income consists of the following for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Fixed maturities	$1,804	$1,677	$4,684	$4,504
Preferred stock	19	10	39	(13)
Common stock	30	—	1,904	—
Interest earned on cash and short-term investments	4	34	26	87
Net investment income	$1,857	$1,721	$6,653	$4,578

Note 5. Equity Method Investments
The Company had investments in Compstar and Trean Intermediaries (TRI). Equity earnings and losses are reported in equity earnings in affiliates, net of tax on the condensed consolidated statements of operations.

On July 15, 2020, the Company purchased the remaining 55% ownership interest in Compstar (See Note 2). Prior to the acquisition, the Company owned 45% of Compstar which had a carrying value of approximately $11,831 as of December 31, 2019. The Company recorded earnings for the three months ended September 30, 2020 and 2019 of $401 and $919, respectively. Distributions received from Compstar for the three months ended September 30, 2020 and 2019 were $540 and $1,458, respectively. The Company recorded earnings for the nine months ended September 30, 2020 and 2019 of $2,333 and $2,053, respectively. Distributions received from Compstar for the nine months ended September 30, 2020 and 2019 were $2,842 and $2,995, respectively.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000. The Company currently maintains a 10% ownership interest in TRI. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115, which is included in net realized capital gains on the condensed consolidated statements of operations. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000 which is recorded in net investment income on the condensed consolidated statement of operations. The carrying value of TRI as of December 31, 2019 was approximately $110. The Company received distributions totaling $225 for the nine months ended September 30, 2020. The Company recorded earnings of $104 and $445 for the three and nine months ended September 30, 2019, respectively. The Company received no distributions for the three months ended September 30, 2019, and $591 for the nine months ended September 30, 2019.

Note 6. Debt
Debt consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019
Junior subordinated debt	$7,732	$7,732
Secured credit facility	32,588	21,637
PPP Loan	325	—
Total debt	40,645	29,369
Less: unamortized deferred financing costs	(787)	(329)
Net debt	$39,858	$29,040

Junior Subordinated Debt

In June 2006, Trean Capital Trust I (the Trust) issued 7,500 shares of preferred capital securities to qualified institutional buyers and 232 common securities to Trean Corp. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of Trean Corp's Junior Subordinated Debt due 2036 (the Subordinated Notes). The Subordinated Notes represent the sole assets of the Trust. The Subordinated Notes mature on July 7, 2036. The interest rate was a fixed rate of 9.167% until July 7, 2011, after which a variable interest rate of LIBOR (0.28% and 1.99% as of September 30, 2020 and December 31, 2019, respectively) plus 3.50% was in effect. The interest rate totaled 3.78% and 5.49% as of September 30, 2020 and December 31, 2019, respectively. There are optional dates for redemption of the Subordinated Notes, at the option of the Company, on any January 7, April 7, July 7, or October 7 following July 7, 2011. There are no funding requirements for Trean Corp to the Trust except for the necessary quarterly interest payments. Trean Corp is the guarantor of the Subordinated Notes.

The preferred capital securities issued by the Trust in turn pay quarterly cash distributions at an annual rate of 9.167% per annum of the liquidation amount of $1 per security until July 7, 2011 and thereafter at a variable rate per annum, reset quarterly, equal to LIBOR plus 3.50%. These preferred securities were guaranteed by the Company and were paid off in full on October 7, 2020.

The Company recorded $69 and $115 of interest expense associated with the Subordinated Notes during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded $265 and $356 of interest expense, respectively, associated with the Subordinated Notes.

The terms of the Subordinated Notes require the Company to maintain certain general and financial covenants and ratios. The Company was in compliance with all covenants and ratios as of September 30, 2020 and December 31, 2019. The Subordinated Notes were redeemed in full on October 7, 2020.

Secured Credit Facility

In April 2018, Trean Corp entered into a credit agreement with a bank which includes a term loan facility totaling $27,500 and a revolving credit facility of $3,000. Borrowings are secured by substantially all of the assets of Trean and its subsidiaries.

On May 26, 2020, the Company entered into a new Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 3.50% and 3.00%, which was 4.81% and 6.33% as of September 30, 2020 and December 31, 2019, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

The Company recorded $403 and $369 of interest expense associated with its credit facility during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded $1,125 and $1,261 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of September 30, 2020 and December 31, 2019.

PPP Loan

In conjunction with the acquisition of Compstar (See Note 2), the Company acquired a Federal Paycheck Protection Program Loan (PPP Loan) with a principal balance of $325. The PPP Loan has a fixed interest rate of 1.00%. The Company recorded $1 of interest expense for the three and nine months ended September 30, 2020.

Oak Street Loan

In conjunction with the acquisition of Compstar (See Note 2), the Company acquired a loan from Oak Street Funding with a total principle of $19,740. In July 2020, upon completion of the acquisition, the Company paid this loan off in full.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative and consulting fees. Revenue from contracts with customers was $5,401 and $11,323 for the three and nine months ended September 30, 2020, respectively, compared to $2,561 and $8,049 for the three and nine months ended September 30, 2019, respectively.

The following table presents the revenues recognized from contracts with customers included in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Brokerage	$4,422	$1,820	$8,870	$5,435
Managing general agent fees	312	144	720	711
Third-party administrator fees	562	432	1,329	1,405
Consulting fees	105	165	404	498
Total revenue from contracts with customers	$5,401	$2,561	$11,323	$8,049

The Company did not have any contract liabilities as of September 30, 2020 or December 31, 2019. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed consolidated balance sheets.

(in thousands)	September 30, 2020	December 31, 2019
Contract assets	$5,405	$1,103

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 1.1% and 5.5% for the three and nine months ended September 30, 2020, respectively. The effective tax rate differed from the statutory rate primarily due to the non-tax impact of the gain recorded on the revaluation of the Company's original 45% investment in Compstar, offset by certain IPO-related expenses not deductible for tax purposes.

The Company's effective tax rate was 22.6% for the three months ended September 30, 2019. The effective tax rate differed from the statutory rate of 21% due to the impact of state taxes. The Company's effective tax rate was 19.5% for the nine months ended September 30, 2019. The effective tax rate differed from the statutory rate primarily due to book and tax basis differences resulting from the acquisition of FCCIC.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Unpaid losses and LAE reserves at beginning of period	$442,500	$382,473	$406,716	$340,415
Less losses ceded through reinsurance	(332,765)	(283,974)	(304,005)	(257,421)
Net unpaid losses and LAE at beginning of period	109,735	98,499	102,711	82,994
Acquisition of First Choice Casualty Insurance Company	—	—	—	6,366
Incurred losses and LAE related to:
Current period	15,864	14,358	43,053	41,637
Prior period	(300)	(382)	(2,372)	(3,191)
Total incurred losses and LAE	15,564	13,976	40,681	38,446
Paid losses and LAE, net of reinsurance, related to:
Current period	4,196	4,076	8,786	6,404
Prior period	4,771	2,107	18,274	15,110
Total paid losses and LAE	8,967	6,183	27,060	21,514
Net unpaid losses and LAE at end of period	116,332	106,292	116,332	106,292
Plus losses ceded through reinsurance	349,170	299,959	349,170	299,959
Unpaid losses and LAE reserves at end of period	$465,502	$406,251	$465,502	$406,251

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and LAE decreased by approximately $300 for the three months ended September 30, 2020 and $382 for the three months ended September 30, 2019. The provision for unpaid losses and LAE decreased by approximately $2,372 and $3,191 for the nine months ended September 30, 2020 and 2019, respectively, primarily attributable to the development in the Company’s workers’ compensation book of business.

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

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended September 30,
	2020				2019
(in thousands)	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$129,927	$2,357	$(94,083)	$38,201	$105,947	$1,587	$(85,073)	$22,461
Earned premiums	107,314	2,007	(81,465)	27,856	100,297	1,625	(79,761)	22,161

	Nine Months Ended September 30,
	2020				2019
(in thousands)	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$343,500	$6,255	$(262,301)	$87,454	$308,267	$5,221	$(247,705)	$65,783
Earned premiums	304,194	5,960	(238,460)	71,694	289,947	5,442	(230,227)	65,162

Note 11. Leases
Adoption of Leases, Topic 842

On January 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842), and all related amendments under the modified retrospective approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. The Company elected the transition package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification. The Company chose not to elect the hindsight practical expedient. The Company has elected, as a practical expedient, to account for lease components and any non-lease components within a contract as a single lease component, and therefore allocates all of the expected lease payments to the lease component. The adoption of the standard did not have an impact on the Company's condensed consolidated statements of operations and there was no adjustment to its retained earnings opening balance sheet as of January 1, 2020. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis. The most significant impact of the new lease standard was the recognition of right-of-use assets and lease liabilities for operating leases. On January 1, 2020, the adoption of the new standard resulted in the recognition of a right-of-use asset and total lease liability of $5,946.

The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. Our leases have remaining terms ranging from one month to 93 months, some of which have options to extend the lease for up to 5 years. As of September 30, 2020, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended September 30, 2020 was $641, inclusive of $72 in variable lease expense. The Company also sublets some of its leased office space and recorded $11 of sublease income for the three months ended September 30, 2020, which is included in other income on the condensed consolidated statements of operations. Total rent expense was $382 and sublease income was $30 for the three months ended September 30, 2019, which were recorded prior to the adoption of ASU 2016-02.

Total lease expense for the nine months ended September 30, 2020 was $1,755, inclusive of $214 in variable lease expense. The Company also sublets some of its leased office space and recorded $59 of sublease income for the nine months ended September 30, 2020, which is included in other income on the condensed consolidated statement of operations. Total rent expense was $1,119 and sublease income was $90 for the nine months ended September 30, 2019, which were recorded prior to the adoption of ASU 2016-02.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

(dollars in thousands)	September 30, 2020
Right of use asset	$6,558
Lease liability	$7,054
Weighted average remaining lease term	3.49 years
Weighted average discount rate	6.41%

Future maturities of lease liabilities as of September 30, 2020 are as follows:

(in thousands)	Operating Leases
2020	$595
2021	2,324
2022	2,266
2023	1,686
2024	922
Thereafter	78
Total lease payments	7,871
Less: imputed interest	(817)
Total lease liabilities	$7,054

The Company had the following minimum annual commitments for payment of leases as of December 31, 2019:

(in thousands)	Rent Expense
2020	$1,718
2021	1,614
2022	1,594
2023	1,191
2024	669
Thereafter	46
Total lease payments	$6,832

Note 12. Equity
Initial Public Offering and Reorganization

On July 20, 2020, Trean Insurance Group, Inc. closed the sale of 10,714,286 shares of its common stock in its IPO, comprised of 7,142,857 shares issued and sold by Trean Insurance Group, Inc. and 3,571,429 shares sold by selling shareholders. On July 22, 2020, Trean Insurance Group, Inc. closed the sale of an additional 1,207,142 shares by certain selling shareholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The IPO price per share was $15.00. The aggregate IPO price for all shares sold in the IPO was approximately $107,142 and the aggregate initial public offering price for all shares sold by the selling shareholders in the IPO was approximately $71,678. The shares began trading on the Nasdaq Global Select Market on July 16, 2020 under the symbol "TIG". The offer and sale was pursuant to a registration statement on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020.

Trean Insurance Group, Inc. received net proceeds from the sale of shares in the IPO of approximately $94,906 after deducting underwriting discounts and commissions of $7,500 and estimated offering expenses of $4,737. Trean Insurance Group, Inc. did not receive any proceeds from the sale of shares by the selling shareholders. In addition, and in conjunction with its IPO, Trean Insurance Group, Inc. issued 6,613,606 shares of common stock, with a purchase price value of $99,204, to acquire the remaining 55% ownership in Compstar Holding Company LLC. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for a detailed discussion of use of proceeds associated with the IPO.

Prior to the completion of the above offering, the Company effected the following reorganization transactions: (i) each of Trean and BIC contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for shares of common stock in Trean Insurance Group, Inc. and (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of September 30, 2020, there were 51,148,782 shares of common stock issued and outstanding.

Members' Equity

Prior to the IPO of Trean Insurance Group, Inc., the Company had three classes of ownership units, each with its respective rights, preferences and privileges as follows:

1)Class A Units: Receive an allocation of profits and losses incurred by the Company as well as maintain the right to receive distributions, along with Class B Units, on a pro rata basis prior to distributions made to other classes of ownership units.

2)Class B Units: Receive an allocation of profits and losses incurred by the Company as well as maintain the right to receive distributions, along with Class A Units, on a pro rata basis prior to distributions made to other classes of ownership units. Class B maintains both voting and non-voting units. Each Class B Voting Unit is entitled to one vote per Class B Voting Unit on each matter to which the members are entitled to vote. Class B Non-Voting Units maintain all rights, preferences and privileges allowed to Class B Voting Units with the exception of voting rights.

3)Class C Units: Receive an allocation of profits and losses incurred by the Company. Participating Class C Units maintain the right to receive distributions after any Class A or Class B units based on the unit holders’ pro rata share.

As part of the corporate reorganization performed in conjunction with the IPO of Trean Insurance Group, all ownership units were exchanged for a total of 37,386,394 shares of the Company's common stock.

Redeemable Preferred Stock

Trean Corp has designated and authorized 1,000,000 shares as Series A Redeemable Preferred Stock (Series A) which have no voting rights. The holder is entitled to receive annual cumulative dividends at 4.5% of the original cost per share. In the event of liquidation, dissolution, or winding up of the affairs of Trean Corp, liquidation distributions are made to preferred shareholders before common shareholders. Series A contained no conversion features. During 2019 the Company redeemed all of its remaining shares of Series A.

Benchmark Holding Company has designated and authorized 1,000,000 shares as Series B Redeemable Preferred Stock (Series B) which have no voting rights. The holder is entitled to receive annual cumulative dividends as a percentage of the original cost per share or the actual earning on the invested funds. In the event of liquidation, dissolution, or winding up of the affairs of Benchmark Holding Company, liquidation distributions are made to preferred shareholders before common shareholders. Series B contains no conversion features. The liquidation preference and redemptive value of Series B is equivalent to its carrying value as of September 30, 2020 and December 31, 2019. The Company classified the shares of Series B within temporary equity on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, due to the liquidation rights associated with the termination of the shareholder customer agreement. In conjunction with the IPO of Trean Insurance Group, Inc. on July 15, 2020, the Company redeemed all of its remaining shares of Series B.

The cumulative dividends earned by Series B holders totaled approximately $45 and $128 for the three and nine months ended September 30, 2020, respectively, which consist of the following (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2020
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series B	$45	$890.85	51.00

	Nine Months Ended September 30, 2020
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series B	$128	$2,513.76	51.00

The cumulative dividends earned by Series A and Series B holders totaled approximately $48 and $144 for the three and nine months ended September 30, 2019, respectively, which consist of the following (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2019
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series A	$12	$1,134.15	10.00
Dividends on preferred shares - Series B	36	605.42	60.00
Total preferred share dividends	$48

	Nine Months Ended September 30, 2019
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series A	$34	$3,365.75	10.00
Dividends on preferred shares - Series B	110	1,845.88	60.00
Total preferred share dividends	$144

Note 13. Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during reported periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods and is calculated using the treasury stock method. As a result of the Company's third quarter IPO and corporate reorganization, the number of shares used to compute earnings per share for pre-reorganization 2019 periods presented was retrospectively adjusted to reflect the recapitalization akin to a split-like situation.

The following table presents the calculation of basic and diluted EPS of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income - basic and diluted	$69,337	$5,786	$82,663	$20,628

Weighted average number of shares outstanding - basic	49,054,441	37,386,394	41,304,132	37,386,394
Effect of dilutive securities:
RSUs	1,560	—	520	—
Dilutive shares	1,560	—	520	—
Weighted average number of shares outstanding - diluted	49,056,001	37,386,394	41,304,652	37,386,394

Earnings per share:
Basic	$1.41	$0.15	$2.00	$0.55
Diluted	$1.41	$0.15	$2.00	$0.55

For the three and nine months ended September 30, 2020, there were no anti-dilutive shares excluded from the calculation of diluted EPS.

Note 14. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income for unrealized gains and losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$8,703	$4,051	$4,821	$(2,003)
Other comprehensive income, net of tax:
Unrealized investment gains:
Unrealized investment gains arising during the period	686	1,189	5,715	8,942
Income tax expense	144	249	1,198	1,878
Unrealized investment gains, net of tax	542	940	4,517	7,064
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	114	(34)	232	55
Income tax expense (benefit)	24	(8)	49	11
Total reclassifications included in net income, net of tax	90	(26)	183	44
Other comprehensive income	452	966	4,334	7,020
Balance at end of period	$9,155	$5,017	$9,155	$5,017

Note 15. Stock-Based Compensation
As of September 30, 2020, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the 2020 Omnibus Plan). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, in order to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Company’s board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards or any combination of the foregoing.

Stock Options

Compensation expense is recognized for all stock-based compensation arrangements by the Company. Stock-based compensation expense related to stock option awards was $28 for the three and nine months ended September 30, 2020.

Employee stock option awards granted set forth, among other things, the option exercise price, the option term, provisions regarding option exercisability and whether the option is intended to be an incentive stock option (ISO) or a nonqualified stock option. Stock options may be granted to employees at such exercise prices as the Company’s board of directors may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. Employee options vest one third annually over a period of three years and have contractual terms of 10 years from the date of grant.

The fair value of each time-based vesting option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. The Company’s expected volatility for the period was based on a weighted average expected volatility of an industry peer group of insurance companies of similar size, life cycle and lines of business. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The Company’s stock option grants qualify as plain vanilla options and as such the Company uses the simplified method in estimating its expected option term as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common shares have been publicly traded. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

Fiscal 2
Expected volatility	29.8%
Expected term	6 years
Risk-free interest rate	0.47%

A summary of the status of the Company's stock option activity as of September 30, 2020 and changes during the nine months then ended are as follows:

	Stock Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2019	—	$—
Granted	89,920	$15.00
Balance outstanding, September 30, 2020	89,920	$15.00
Options exercisable, September 30, 2020	—	$—

The following table summarizes information regarding stock options outstanding as of September 30, 2020:

	Options Outstanding				Options Vested or Expected to Vest
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
2020 Omnibus Plan	89,920	$15.00	9.83 years	$22,480	89,920	$15.00	9.83 years	$22,480

The weighted average grant-date fair value of options granted in the nine months ended September 30, 2020 was $4.43. As of September 30, 2020, total unrecognized compensation cost related to stock options was $370 and is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $279 for the three and nine months ended September 30, 2020. As of September 30, 2020 there was $1,458 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.7 years. The total fair value of restricted stock units vested during the nine months ended September 30, 2020 was $174. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards.

The Company has granted restricted stock units to certain key employees as part of the Company's long-term incentive program. The restricted stock generally vests in three equal annual installments beginning one year from the grant date and is being amortized as compensation expense over the three-year vesting period. The Company has also granted restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each restricted stock grant to non-employee directors vests on the day immediately preceding the next annual meeting of shareholders following the date of grant. The grants are amortized as director compensation expense over the twelve-month vesting period.

A summary of the status of the Company’s non-vested restricted stock unit activity as of September 30, 2020 and changes during the nine-month period then ended is as follows:

	Employees		Non-Employee Directors		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2019	—	$—	—	$—	—	$—
Granted	106,160	$15.42	6,668	$15.12	112,828	$15.40
Vested	(11,240)	$15.51	—	$—	(11,240)	$15.51
Non-vested outstanding, September 30, 2020	94,920	$15.41	6,668	$15.12	101,588	$15.39

Pre-IPO Stock-Based Compensation

On June 15, 2017, the Company entered into a Management Incentive Unit Agreement with an individual, who is a member of the Board of Managers of the Company, to issue Class C shares as partial compensation for future services to the Company. The shares issued under this agreement are subject to terms in the agreements between the Company and the recipient. All shares granted were vested as part of the IPO of Trean Insurance Group, Inc. during the third quarter. There was no non-vested stock-based compensation related to pre-IPO grants as of September 30, 2020. The Company recognized approximately $157 and $197 of stock based compensation expense for the three and nine months ended September 30, 2020, respectively. The Company recognized approximately $20 and $59 of stock based compensation expense for the three and nine months ended September 30, 2019.

Note 16. Transactions with Related Parties
The Company owed Altaris Capital Partners, LLC, a private equity firm and significant shareholder of the Company, approximately $83, which is included within accounts payable and accrued expenses on the condensed consolidated balance sheet as of December 31, 2019.

The Company was owed amounts from TRI of approximately $33 and $14 as of September 30, 2020 and December 31, 2019, respectively, which is included in related party receivables on the condensed consolidated balance sheet. The Company recorded $50 and $150 of revenue for consulting services provided to TRI for the three and nine months ended September 30, 2020, respectively, which is included in other revenue on the condensed consolidated statements of operations. The Company recorded $50 and $150 of revenue for consulting services provided to TRI for the three and nine months ended September 30, 2019, respectively.

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining ownership interest in Compstar (See Note 2). Prior to the acquisition, the Company owned a 45% interest in Compstar, a program manager that handles the underwriting, premium collection and servicing of insurance policies for the Company. The Company recorded $90,199 of gross earned premiums resulting in gross commissions of $17,709 for the nine months ended September 30, 2020. The Company recorded $47,825 and $127,516 of gross earned premiums resulting in gross commissions of $9,924 and $26,478 due to Compstar for the three and nine months ended September 30, 2019, respectively. All receivables are stated net of the commissions due under the Program Manager Agreement and totaled $22,207 as of December 31, 2019 which is recorded in related party receivables on the condensed consolidated balance sheets.

Note 17. Subsequent Events
Events or transactions that occur after the balance sheet date, but before the condensed consolidated financial statements are complete, are reviewed by the Company to determine if they are to be recognized and/or disclosed as appropriate.

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

On October 1, 2020, Benchmark Holding Company acquired 7710 Holdings, LLC (7710), which includes 7710 Insurance Company as well as its associated program manager and agency, 7710 Service Company, LLC and Creekwood Insurance Agency, LLC for a purchase price of $12,140. 7710 Insurance Company underwrites workers' compensation primarily for emergency services, including firefighters and emergency medical services (EMS). 7710 focuses on reducing costs and claims through the implementation of a propriety safety preparedness and loss control program, created and staffed by experienced firefighters and EMS professionals.

On October 7, 2020, Trean Corp redeemed all of the Subordinated Notes for a total payoff amount of $7,807.

All of the effects of subsequent events that provide additional evidence about conditions that existed at the condensed consolidated balance sheet date, including the estimates inherent in the process of preparing the condensed consolidated financial statements, are recognized in the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2020 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included herein and the audited combined financial statements and notes of BIC and Trean as of December 31, 2019 and 2018 as filed on Form S-1. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in the section "Risk Factors." in our Quarterly Report on Form 10-Q filed with the SEC on August 28, 2020. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we", "us", "our", "the Company", "Trean", or similar terms refer to (i) Trean, BIC and their subsidiaries before the consummation of the reorganization transactions defined in our registration statement filed with the SEC on Form S-1, and (ii) to Trean Insurance Group, Inc. and its subsidiaries after such reorganization transactions, unless the context otherwise requires. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock.

Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are not historical or current facts. These statements may discuss, among other things, our future financial performance, our business prospects and strategy, the lines of business we target, our anticipated financial position, liquidity and capital, our dividend policy and market and industry conditions. You can identify forward-looking statements by words such as "anticipate," "estimate," "expect," "intend," "plan," "predict," "project," "believe," "seek," "outlook," "future," "will," "would," "should," "could," "may," "can have," "likely" and similar terms. Forward-looking statements are based on management’s current expectations and assumptions about future events. These statements are only predictions and are not guarantees of future performance. Forward-looking statements involve risks and uncertainties, that could cause actual results to differ materially from those in the forward-looking statements if the underlying assumptions prove to be incorrect or as a result of risks, uncertainties, and other factors, including the impact of the COVID-19 pandemic on the business and operations of the Company, our program partners and other business relations. Other factors that may cause such differences include those risks described in the "Risk Factors" section in our Quarterly Report on Form 10-Q filed with the SEC on August 28, 2020. These forward-looking statements speak only as of the date on which they are made. Except as required by applicable securities laws or the rules and regulations of the SEC, we disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, changes in assumptions or otherwise. Investors are cautioned not to place undue reliance on the forward-looking statements contained herein or in other filings and public statements made by us.

Overview

We are a provider of products and services to the specialty insurance market. We underwrite specialty casualty insurance products both through our Program Partners and also through our Owned MGAs. We also provide our Program Partners with a variety of services, including issuing carrier services, claims administration and reinsurance brokerage, from which we generate recurring fee-based revenues.

We have one reportable segment. We provide our insurance products and services to our Program Partners and Owned MGAs focused on specialty lines. We target a diversified portfolio of small to medium programs, typically with less than $30 million of premiums, that focus on niche segments of the specialty casualty insurance market and that we believe have strong underwriting track records.

Initial Public Offering and Reorganization

On July 20, 2020, Trean Insurance Group, Inc. closed the sale of 10,714,286 shares of its common stock in its IPO, comprised of 7,142,857 shares issued and sold by Trean Insurance Group, Inc. and 3,571,429 shares sold by selling shareholders. On July 22, 2020, Trean Insurance Group, Inc. closed the sale of an additional 1,207,142 shares by certain selling shareholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The IPO price per share was $15.00 and the aggregate proceeds to the Company from all shares sold in the IPO were approximately $107,142 and the aggregate IPO proceeds from all shares sold by the selling shareholders in the IPO was approximately $71,678. The shares began trading on the Nasdaq Global Select Market on July 16, 2020 under the symbol "TIG".

Prior to the completion of the above IPO, the Company effected the following reorganization transactions: (i) each of Trean and BIC contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for shares of common stock in Trean Insurance Group, Inc. and (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

In conjunction with the IPO and corporate restructuring, the Company paid a one-time payment to Altaris Capital Partners, LLC in connection with the termination of the Company's consulting and advisory agreements as well as one-time bonuses to employees and pre-IPO unitholders. The aggregate one-time payments totaled $11,054 and are included in the "IPO bonuses and contract buyout fee" line on the condensed consolidated statement of operations.

Acquisition of Compstar

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar, a holding company along with its wholly owned subsidiary Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of the Company’s common stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. As of the acquisition date, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321. As a result, the Company recorded a gain of $69,846 from the remeasurement of its previous equity interest, which is included in gain on revaluation of Compstar investment on the condensed consolidated statement of operations. The fair value of the Company’s previous equity interest was revalued on the acquisition date using the market price of the shares issued as consideration for the acquisition.

Coronavirus (COVID-19) Impact

We are monitoring the impact of the ongoing continuation of the COVID-19 pandemic on our business, including how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations.

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

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue in the first nine months of 2020 as a result of the COVID-19 pandemic. Only 10.0% of our business falls under hospitality, healthcare, and education, where the majority of layoffs in response to the pandemic have occurred so far. Gross written premiums have increased by 23.0% and gross earned premiums have increased by 7.3% during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019 primarily driven by the increase in gross written premiums. On a year-to-date basis, gross written premiums have increased by 11.6% and gross earned premiums have increased by 5.0% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily driven by the increase in gross written premiums. As over 70% of our gross written premiums are related to workers’ compensation insurance, we expect that future revenue trends could be impacted by higher unemployment rates as businesses slowly restart or if unemployment levels continue to trend high over the balance of 2020 and possibly beyond. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.
We also have not experienced a material impact in our reported claims or incurred losses in the first nine months of 2020 as a result of the COVID-19 pandemic. Losses and LAE increased $1,588, or 11.4%, to $15,564 for the three months ended September 30, 2020, compared to $13,976 for the three months ended September 30, 2019. On a year-to-date basis, losses and LAE increased $2,235, or 5.8%, to $40,681 for the nine months ended September 30, 2020, compared to $38,446 for the nine months ended September 30, 2019, with the increase primarily attributable to the growth in earned premiums during the period. In addition, our loss ratio decreased to 55.9% and 56.7%, respectively, during the third quarter and nine-month periods ending September 30, 2020 from 63.1% and 59.0% for the comparable 2019 periods.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and as such, our investment portfolio has limited exposure to the recent equity market volatility. In addition, and as a precaution, we put a temporary freeze on further investments to accumulate cash for liquidity purposes. For the nine months ended September 30, 2020, we have experienced a net increase of $5,715 in the fair value of our investment portfolio due to unrealized gains on the value of our fixed maturity investments and have not seen a significant increase in gross or aged unrealized losses with respect to our fixed maturity investments. We believe that any decline in the fair value of specific fixed maturity investments during 2020 is due to the recent disruption in the global financial markets associated with COVID-19 as opposed to underlying issues with our investment portfolio. While we have seen an improvement in our unrealized investment positions as of the end of September 2020, if there were to be continued equity and debt financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded during the balance of the year. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

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

Significant Components of Results of Operations

Gross written premiums: Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for general and administrative expenses (including policy acquisition costs), reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:
•Addition and retention of Program Partners;
•New business submissions to our Program Partners;
•Binding of new business submissions into policies;

•Renewals of existing policies; and
•Average size and premium rate of bound policies.

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

Net realized capital gains/losses: Net realized capital gains/losses are a function of the difference between the amount received by us on the sale of a security and the security’s recorded value as well as any "other-than-temporary impairments" relating to fixed maturity investments recognized in earnings.

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

Loss and loss adjustment expenses: Losses and LAE are net of reinsurance and include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending and servicing claims. In general, our losses and LAE are affected by:
•frequency of claims associated with the particular types of insurance contacts that we write;
•trends in the average size of losses incurred on a particular type of business;
•mix of business written by us;
•changes in the legal or regulatory environment related to the business we write;
•trends in legal defense costs;
•wage inflation; and
•inflation in medical costs
Losses and LAE are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and LAE may be paid out over a period of years.

General and administrative expenses: General and administrative expenses include policy acquisition costs and other underwriting expenses. Policy acquisition costs are principally comprised of the commissions we pay our brokers and program managers, net of ceding commissions we receive on business ceded under our reinsurance contracts. Policy acquisition costs that are directly related to the successful acquisition or reinsurance of those policies are deferred. The amortization of such policy acquisition costs is charged to expense in proportion to premium earned over the policy life. Other general and administrative expenses include employee salaries and benefits, corporate insurance costs, technology costs, office rent and professional services fees such as legal, accounting and actuarial services.

Intangible asset amortization: Intangible asset amortization consists of expenses incurred related to the amortization of intangible assets recorded as a result of business acquisitions and consists of trade names, customer lists and relationships and non-compete agreements.

Noncash share-based compensation: Noncash share-based compensation include expenses related to the fair value and issuance of restricted stock units and stock options.

Interest expense: Interest expense consists primarily of interest paid on (i) our term loan facility and (ii) the preferred capital securities issued by the Trust (See "Financial Condition, Liquidity and capital resources — Debt and Credit Agreements").

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

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash share-based compensation, other revenue, interest expense and other income. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of certain items, including the consummation of the reorganization transactions in connection with our IPO, noncash intangible asset amortization and share-based compensation, or gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted net income to net income in accordance with GAAP.

Loss ratio, expressed as a percentage, is the ratio of losses and LAE to net earned premiums.

Expense ratio, expressed as a percentage, is the ratio of general and administrative expenses to net earned premiums.

Combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending shareholders' equity during the period.

Adjusted return on equity is a non-GAAP financial measured defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending shareholders' equity during the period. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted return on equity to return on equity in accordance with GAAP.

Tangible shareholders' equity is defined as shareholders' equity less goodwill and other intangible assets.

Return on tangible equity is a non-GAAP financial measure defined as net income expressed on an annualized basis as a percentage of average beginning and ending tangible shareholders' equity during the period.

Adjusted return on tangible equity is a non-GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible shareholders' equity during the period. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted return on tangible equity to return on tangible equity in accordance with GAAP.

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change	Percentage Change
(in thousands, except for percentages)	2020	2019
Revenues
Gross written premiums	$132,284	$107,534	$24,750	23.0%
Increase in gross unearned premiums	(22,963)	(5,612)	(17,351)	309.2%
Gross earned premiums	109,321	101,922	7,399	7.3%
Ceded earned premiums	(81,465)	(79,761)	(1,704)	2.1%
Net earned premiums	27,856	22,161	5,695	25.7%
Net investment income	1,857	1,721	136	7.9%
Gain on revaluation of Compstar investment	69,846	—	69,846	100.0%
Net realized capital gains (losses)	115	(34)	149	(438.2)%
Other revenue	5,401	2,561	2,840	110.9%
Total revenue	105,075	26,409	78,666	297.9%
Expenses
Losses and loss adjustment expenses	15,564	13,976	1,588	11.4%
General and administrative expenses	6,995	5,756	1,239	21.5%
IPO bonuses and contract buyout fee	11,054	—	11,054	100.0%
Intangible asset amortization	1,120	11	1,109	10,081.8%
Noncash share-based compensation	307	—	307	100.0%
Interest expense	520	498	22	4.4%
Total expenses	35,560	20,241	15,319	75.7%
Other income (expense)	209	(8)	217	(2,712.5)%
Income before taxes	69,724	6,160	63,564	1,031.9%
Income tax expense	788	1,395	(607)	(43.5)%
Equity earnings in affiliates, net of tax	401	1,021	(620)	(60.7)%
Net income	$69,337	$5,786	$63,551	1,098.4%

	Three Months Ended September 30,
(in thousands, except for percentages)	2020	2019
Key metrics:
Underwriting income(1)	$5,297	$2,429
Adjusted net income(1)	$10,477	$6,474
Loss ratio	55.9%	63.1%
Expense ratio	25.1%	26.0%
Combined ratio	81.0%	89.1%
Return on equity	102.5%	18.0%
Adjusted return on equity(1)	15.5%	20.2%
Return on tangible equity(1)	171.2%	18.5%
Adjusted return on tangible equity(1)	25.9%	20.7%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $24,750, or 23.0%, to $132,284 for the three months ended September 30, 2020, compared to $107,534 for the three months ended September 30, 2019. The increase is primarily attributable to the addition of new Program Partners brought on board during the second and third quarters of 2020. The changes in gross written premiums were most notably due to the following lines of business:

Workers' compensation, which represented 72.7% of our gross written premiums for the three months ended September 30, 2020, increased by $5,480, or 6.0%, compared to the three months ended September 30, 2019.

All other non-workers' compensation liability, which represented 27.3% of our gross written premiums for the three months ended September 30, 2020, increased $19,270, or 114.1%, compared to the three months ended September 30, 2019.

Gross earned premiums: Gross earned premiums increased $7,399, or 7.3%, to $109,321 for the three months ended September 30, 2020, compared to $101,922 for the three months ended September 30, 2019. The increase is driven by the increase in gross written premium, partially offset by the increase in unearned premiums of $17,351, which is due to the addition of new Program Partners in the second and third quarter whose premiums are largely unearned as of September 30, 2020. Gross earned premiums as a percentage of gross written premiums decreased to 82.6% for the three months ended September 30, 2020, compared to 94.8%, for the three months ended September 30, 2019.

Ceded earned premiums: Ceded earned premiums increased $1,704, or 2.1%, to $81,465 for the three months ended September 30, 2020, compared to $79,761 for the three months ended September 30, 2019. The increase in ceded earned premiums is primarily due to the growth in the earned premiums of Compstar as well as the addition of new Program Partners during the second and third quarter whose premiums are largely ceded. The total ceded earned premiums as a percentage of gross earned premiums decreased to 74.5% for the three months ended September 30, 2020, compared to 78.3% for the three months ended September 30, 2019.

Net earned premiums: Net earned premiums increased $5,695, or 25.7%, to $27,856 for the three months ended September 30, 2020, compared to $22,161 for the three months ended September 30, 2019. The increase is due primarily to the increase in gross written and earned premiums described above, partially offset by the increase in ceded earned premiums over the three months ended September 30, 2019.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended September 30,			Percentage Change
(in thousands, except percentages)	2020	2019	Change
Revenues:
Gross written premiums	$132,284	$107,534	$24,750	23.0%
Increase in gross unearned premiums	(22,963)	(5,612)	(17,351)	309.2%
Gross earned premiums	109,321	101,922	7,399	7.3%
Ceded earned premiums	(81,465)	(79,761)	(1,704)	2.1%
Net earned premiums	$27,856	$22,161	$5,695	25.7%

Net investment income: Net investment income increased $136, or 7.9%, to $1,857 for the three months ended September 30, 2020, compared to $1,721 for the three months ended September 30, 2019. The increase is driven by an increase in the Company's fixed maturity investment portfolio.

Net realized capital gains (losses): Net realized capital gains (losses) increased $149 to a gain of $115 for the three months ended September 30, 2020, compared to a loss of $34 for the three months ended September 30, 2019. The increase is due to an increase in net gains recorded for trading activity during the current period.

Other revenue: Other revenue increased $2,840, or 110.9%, to $5,401 for the three months ended September 30, 2020, compared to $2,561 for the three months ended September 30, 2019. The increase is driven by an increase in brokerage revenue of $2,602 due to the effective dates of reinsurance contracts for current and new Program Partners and increases in estimated premiums on reinsurance contracts.

Losses and loss adjustment expenses: Losses and LAE increased $1,588, or 11.4%, to $15,564 for the three months ended September 30, 2020, compared to $13,976 for the three months ended September 30, 2019. The increase is directly attributable to the increase in earned premiums during the period and a decrease in favorable loss reserve estimate true-ups made during the three months ended September 30, 2020 versus the three months ended September 30, 2019. The Company's loss ratio decreased to 55.9% for the three months ended September 30, 2020 compared to 63.1% for the three months ended September 30, 2019, primarily as a result of increases in estimated losses incurred but not reported during the three months ended September 30, 2019.

General and administrative expenses: General and administrative expenses increased $1,239, or 21.5%, to $6,995 for the three months ended September 30, 2020, compared to $5,756 for the three months ended September 30, 2019. The Company's expense ratio decreased to 25.1% for the three months ended September 30, 2020, compared to 26.0% for the three months ended September 30, 2019. The increase is attributable to (i) an increase in net agent commissions of $1,869 resulting from an increase in written premium; (ii) an increase in salaries and benefits of $1,260 resulting from an increased workforce; (iii) an increase in professional service expense of $375, driven by an increase of $258 relating to the Company's post-IPO readiness as well as legal and consulting expenses; (iv) an increase in insurance related expenses of $307 as a result of increased written premium and (v) additional IT software and systems costs totaling $269 relating to an increased workforce and additional expenses incurred to accommodate a remote workforce due to COVID-19. These increases are offset by a net reduction in general and administrative expenses of $3,000 as a result of synergies gained from the acquisition of Compstar during the quarter.

Intangible asset amortization: Intangible asset amortization increased $1,109 to $1,120 for the three months ended September 30, 2020, compared to $11 for the three months ended September 30, 2019. The increase is driven by the addition of intangible assets acquired as a result of the Company's purchase of the remaining equity interest of Compstar in the third quarter.

Noncash share-based compensation: Noncash share-based compensation was $307 for the three months ended September 30, 2020. Expenses incurred during the period relate to restricted stock units and stock options granted under the Company's 2020 Omnibus Plan during the quarter.

Income tax expense: Income tax expense was $788 for the three months ended September 30, 2020, which resulted in an effective tax rate of 1.1%, compared to $1,395 for the three months ended September 30, 2019, which resulted in an effective tax rate of 22.6%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the non-tax impact of the gain recorded on the revaluation of the Company's original 45% investment in Compstar, offset by certain IPO-related expenses not deductible for tax purposes.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $620 to $401 for the three months ended September 30, 2020, compared to $1,021 for the three months ended September 30, 2019. The Company's share of earnings in Compstar decreased by $518 due to the Company acquiring the remaining ownership interest in Compstar and no longer accounting for its investment as an equity method investment. In addition, the Company's share of earnings in TRI, which is also no longer carried as an equity method investment, decreased $104 due to the sale of a portion of the Company's investment during the first quarter of 2020.

Consolidated Results of Operations for the Nine Months Ended September 30, 2020 Compared to September 30, 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change	Percentage Change
(in thousands, except for percentages)	2020	2019
Revenues
Gross written premiums	$349,755	$313,488	$36,267	11.6%
Increase in gross unearned premiums	(39,601)	(18,099)	(21,502)	118.8%
Gross earned premiums	310,154	295,389	14,765	5.0%
Ceded earned premiums	(238,460)	(230,227)	(8,233)	3.6%
Net earned premiums	71,694	65,162	6,532	10.0%
Net investment income	6,653	4,578	2,075	45.3%
Gain on revaluation of Compstar investment	69,846	—	69,846	100.0%
Net realized capital gains	3,345	689	2,656	385.5%
Other revenue	11,323	8,049	3,274	40.7%
Total revenue	162,861	78,478	84,383	107.5%
Expenses
Losses and loss adjustment expenses	40,681	38,446	2,235	5.8%
General and administrative expenses	23,437	15,894	7,543	47.5%
IPO bonuses and contract buyout fee	11,054	—	11,054	100.0%
Intangible asset amortization	1,154	35	1,119	3,197.1%
Noncash share-based compensation	307	—	307	100.0%
Interest expense	1,482	1,683	(201)	(11.9)%
Total expenses	78,115	56,058	22,057	39.3%
Other income	263	118	145	122.9%
Income before taxes	85,009	22,538	62,471	277.2%
Income tax expense	4,679	4,404	275	6.2%
Equity earnings in affiliates, net of tax	2,333	2,494	(161)	(6.5)%
Net income	$82,663	$20,628	$62,035	300.7%

	Nine Months Ended September 30,
(in thousands, except for percentages)	2020	2019
Key metrics:
Underwriting income(1)	$7,576	$10,822
Adjusted net income(1)	$21,600	$21,797
Loss ratio	56.7%	59.0%
Expense ratio	32.7%	24.4%
Combined ratio	89.4%	83.4%
Return on equity	40.6%	23.4%
Adjusted return on equity(1)	10.6%	24.7%
Return on tangible equity(1)	67.3%	24.0%
Adjusted return on tangible equity(1)	17.6%	25.3%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $36,267, or 11.6%, to $349,755 for the nine months ended September 30, 2020, compared to $313,488 for the nine months ended September 30, 2019. The increase is primarily attributable to the growth in our existing program partner business as well as the addition of new Program Partners added in the second and third quarters of 2020. The changes in gross written premiums were most notably due to the following lines of business:

Workers' compensation, which represented 76.8% of our gross written premiums for the nine months ended September 30, 2020, increased by $6,606, or 2.5%, compared to the nine months ended September 30, 2019.

All other non-workers' compensation liability, which represented 23.2% of our gross written premiums for the nine months ended September 30, 2020, increased $29,661, or 57.7%, compared to the nine months ended September 30, 2019.

Gross earned premiums: Gross earned premiums increased $14,765, or 5.0%, to $310,154 for the nine months ended September 30, 2020, compared to $295,389 for the nine months ended September 30, 2019. The increase is driven by the increase in gross written premiums, partially offset by the increase in gross unearned premiums of $21,502, which is driven by the addition of new Program Partners during the second and third quarters whose premiums are largely unearned as of September 30, 2020. Gross earned premiums as a percentage of gross written premiums decreased to 88.7% for the nine months ended September 30, 2020, compared to 94.2%, for the nine months ended September 30, 2019.

Ceded earned premiums: Ceded earned premiums increased $8,233, or 3.6%, to $238,460 for the nine months ended September 30, 2020, compared to $230,227 for the nine months ended September 30, 2019. The increase in ceded earned premiums is primarily due to the growth in earned premiums of Compstar as well as the addition of new Program Partners during the second and third quarters whose premiums are largely ceded. The total ceded earned premiums as a percentage of gross earned premiums remained relatively consistent at 76.9% for the nine months ended September 30, 2020, compared to 77.9% for the nine months ended September 30, 2019.

Net earned premiums: Net earned premiums increased $6,532, or 10.0%, to $71,694 for the nine months ended September 30, 2020, compared to $65,162 for the nine months ended September 30, 2019. The increase is due primarily due to the increase in gross written and earned premiums described above, partially offset by the increase in ceded earned premiums over the nine months ended September 30, 2019.

The table below shows the total premiums earned on a gross and net basis for the respective nine-month periods:

	Nine Months Ended September 30,			Percentage Change
(in thousands, except percentages)	2020	2019	Change
Revenues:
Gross written premiums	$349,755	$313,488	$36,267	11.6%
Increase in gross unearned premiums	(39,601)	(18,099)	(21,502)	118.8%
Gross earned premiums	310,154	295,389	14,765	5.0%
Ceded earned premiums	(238,460)	(230,227)	(8,233)	3.6%
Net earned premiums	$71,694	$65,162	$6,532	10.0%

Net investment income: Net investment income increased $2,075, or 45.3%, to $6,653 for the nine months ended September 30, 2020, compared to $4,578 for the nine months ended September 30, 2019. The increase is primarily attributable to the fair value re-measurement and common stock investment reclassification of the Company's investment in TRI, which was previously classified as an equity method investment, which resulted in an unrealized gain of $2,000.

Net realized capital gains: Net realized capital gains increased $2,656 to $3,345 for the nine months ended September 30, 2020, compared to $689 for the nine months ended September 30, 2019. The increase is primarily due to the recording of a $3,115 realized gain on the sale of a portion of the Company's investment in TRI during the first quarter of 2020, offset by the bargain purchase gain recorded in connection with the acquisition of FCCIC during the first quarter of 2019 of $634.

Other revenue: Other revenue increased $3,274, or 40.7%, to $11,323 for the nine months ended September 30, 2020, compared to $8,049 for the nine months ended September 30, 2019. The increase is driven by an increase in brokerage revenue of $3,435 due to the addition of new Program Partners and increases in estimated premiums on reinsurance contracts.

Losses and loss adjustment expenses: Losses and LAE increased $2,235, or 5.8%, to $40,681 for the nine months ended September 30, 2020, compared to $38,446 for the nine months ended September 30, 2019. The increase is directly attributable to the growth in earned premiums during the period and a decrease in favorable loss reserve estimate true-ups made during the nine months ended September 30, 2020 versus the nine months ended September 30, 2019. The Company's loss ratio decreased to 56.7% for the nine months ended September 30, 2020 compared to 59.0% for the nine months ended September 30, 2019, as a result of increases in estimated losses incurred but not reported during the nine months ended September 30, 2019.

General and administrative expenses: General and administrative expenses increased $7,543, or 47.5%, to $23,437 for the nine months ended September 30, 2020, compared to $15,894 for the nine months ended September 30, 2019. This change resulted in an increase in the Company's expense ratio to 32.7% for the nine months ended September 30, 2020, compared to 24.4% for the nine months ended September 30, 2019. The increase is attributable to (i) an increase in net agent commissions of $4,783 resulting from an increase in written premiums; (ii) an increase in salaries and benefits of $3,519 resulting from an increased workforce; (iii) an increase in professional service expense of $2,440, driven by an increase of $1,875 related to the Company's IPO and post-IPO readiness as well as legal and consulting expenses; (iv) additional IT software and systems costs totaling $708 relating to new software implementation, an increased workforce and additional expenses incurred to accommodate a remote workforce due to COVID-19; and (v) additional rent and office-related expenses totaling $749 due to the addition of new office locations and rent increases. These increases were partially offset by a net reduction in general and administrative expenses of $3,000 as a result of synergies gained from the acquisition of Compstar during the third quarter and a reduction in insurance related expenses of $1,532, primarily driven by a year-to-date reduction in premium receivable write-offs.

Intangible asset amortization: Intangible asset amortization increased $1,119 to $1,154 for the nine months ended September 30, 2020, compared to $35 for the nine months ended September 30, 2019. The increase is driven by the addition of intangible assets acquired as a result of the purchase of the remaining equity interest of Compstar in the third quarter.

Noncash share-based compensation: Noncash share-based compensation was $307 for the nine months ended September 30, 2020. Expenses incurred during the period related to restricted stock units and stock options granted under the Company's 2020 Omnibus Plan during the third quarter.

Income tax expense: Income tax expense was $4,679 for the nine months ended September 30, 2020, which resulted in an effective tax rate of 5.5%, compared to $4,404 for the nine months ended September 30, 2019, which resulted in an effective tax rate of 19.5%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the non-tax impact of the gain recorded on the revaluation of the Company's original 45% investment in Compstar, offset by certain IPO-related expenses not deductible for tax purposes.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $161 to $2,333 for the nine months ended September 30, 2020, compared to $2,494 for the nine months ended September 30, 2019. This decrease is due to the reduction in the Company's share of earnings in TRI of $445, which is no longer carried as an equity method investment due to the sale of a portion of the Company's investment in TRI during the first quarter of 2020. This is partially offset by the increase in the Company's share of earnings in Compstar of $280, prior to the acquisition of the remaining ownership interest in Compstar.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash share-based compensation, other revenue, interest expense and other income. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, IPO-related expenses, intangible asset amortization, noncash share-based compensation, interest expense and other revenue and income. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended September 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$69,337	$5,786	1,098.4%
Income tax expense	788	1,395	(43.5)%
Equity earnings in affiliates, net of tax	(401)	(1,021)	(60.7)%
Income before taxes	69,724	6,160	1,031.9%
Other revenue	(5,401)	(2,561)	110.9%
Net investment income	(1,857)	(1,721)	7.9%
Gain on revaluation of Compstar investment	(69,846)	—	100.0%
Net realized capital (gains) losses	(115)	34	(438.2)%
Interest expense	520	498	4.4%
IPO bonuses and contract buyout fee	11,054	—	100.0%
Intangible asset amortization	1,120	11	10,081.8%
Noncash share-based compensation	307	—	100.0%
Other income	(209)	8	(2,712.5)%
Underwriting income	$5,297	$2,429	118.1%

	Nine Months Ended September 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$82,663	$20,628	300.7%
Income tax expense	4,679	4,404	6.2%
Equity earnings in affiliates, net of tax	(2,333)	(2,494)	(6.5)%
Income before taxes	85,009	22,538	277.2%
Other revenue	(11,323)	(8,049)	40.7%
Net investment income	(6,653)	(4,578)	45.3%
Gain on revaluation of Compstar investment	(69,846)	—	100.0%
Net realized capital gains	(3,345)	(689)	385.5%
Interest expense	1,482	1,683	(11.9)%
IPO bonuses and contract buyout fee	11,054	—	100.0%
Intangible asset amortization	1,154	35	3,197.1%
Noncash share-based compensation	307	—	100.0%
Other income	(263)	(118)	122.9%
Underwriting income	$7,576	$10,822	(30.0)%

Adjusted net income

We define adjusted net income as net income excluding the impact of certain items, including the consummation of the reorganization transactions in connection with our IPO, noncash intangible asset amortization and share-based compensation, or gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by eliminating the effects of these items. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three Months Ended September 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$69,337	$5,786	1,098.4%
Intangible asset amortization	1,120	11	10,081.8%
Noncash stock-based compensation	307	—	100.0%
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	—	441	(100.0)%
Expenses associated with IPO and other one-time legal and consulting expenses	645	387	66.7%
Expenses related to debt issuance costs	—	25	(100.0)%
FMV adjustment of remaining investment in affiliate	(69,846)	—	100.0%
IPO bonuses and contract buyout fee	11,054	—	100.0%
Total adjustments	(56,720)	864	(6,664.8)%
Tax impact of adjustments	(2,140)	(176)	1,115.9%
Adjusted net income	$10,477	$6,474	61.8%

	Nine Months Ended September 30,		Percentage Change
(in thousands, except percentages)	2020	2019
Net income	$82,663	$20,628	300.7%
Intangible asset amortization	1,154	35	3,197.1%
Noncash stock-based compensation	307	—	100.0%
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	883	1,324	(33.3)%
Expenses associated with IPO and other one-time legal and consulting expenses	1,845	829	122.6%
Expenses related to debt issuance costs	135	75	80.0%
FMV adjustment of remaining investment in affiliate	(71,846)	—	100.0%
Net gain on purchase & disposal of affiliates	(3,115)	(634)	391.3%
IPO bonuses and contract buyout fee	11,054	—	100.0%
Total adjustments	(59,583)	1,629	(3,757.6)%
Tax impact of adjustments	(1,480)	(460)	221.7%
Adjusted net income	$21,600	$21,797	(0.9)%

Adjusted return on equity

We define adjusted return on equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending shareholders' equity during the period. We use adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by adjusting for items that we believe do not reflect our core operating performance and that may diminish comparability across periods. Adjusted return on equity should not be viewed as a substitute for return on equity calculated in accordance with GAAP, and other companies may define adjusted return on equity differently.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted return on equity calculation:
Numerator: adjusted net income	$10,477	$6,474	$21,600	$21,797
Denominator: average equity	270,519	128,299	271,684	117,688
Adjusted return on equity	15.5%	20.2%	10.6%	24.7%
Return on equity	102.5%	18.0%	40.6%	23.4%

Return on tangible equity and adjusted return on tangible equity

We define tangible shareholders' equity as shareholders' equity less goodwill and other intangible assets. We define return on tangible equity as net income expressed on an annualized basis as a percentage of average beginning and ending tangible shareholders' equity during the period. We define adjusted return on tangible equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible shareholders' equity during the period. We regularly evaluate acquisition opportunities and have historically made acquisitions that affect shareholders' equity. We use return on tangible equity and adjusted return on tangible equity as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance by adjusting for the effects of acquisitions on our sharehoders' equity and, in the case of adjusted return on tangible equity, by adjusting for the items that we believe do not reflect our core operating performance and that may diminish comparability across periods. Return on tangible equity and adjusted return on tangible equity should not be viewed as a substitute for return on equity or return on tangible equity, respectively, calculated in accordance with GAAP, and other companies may define return on tangible equity and adjusted return on tangible equity differently.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on tangible equity calculation:
Numerator: net income	$69,337	$5,786	$82,663	$20,628
Denominator:
Average shareholders' equity	270,519	128,299	271,684	117,688
Less: average goodwill and other intangible assets	108,476	2,982	107,994	2,993
Average tangible shareholders' equity	162,043	125,317	163,690	114,695
Return on tangible equity	171.2%	18.5%	67.3%	24.0%
Return on equity	102.5%	18.0%	40.6%	23.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$10,477	$6,474	$21,600	$21,797
Denominator: average tangible equity	162,043	125,317	163,690	114,695
Adjusted return on tangible equity	25.9%	20.7%	17.6%	25.3%
Return on equity	102.5%	18.0%	40.6%	23.4%

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries: Benchmark, which is domiciled in Kansas and commercially domiciled in California, and ALIC, which is domiciled in Utah. Accordingly, the holding company may receive cash through (i) loans from banks, (ii) draws on a revolving loan agreement, (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries, (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, retire indebtedness on preferred stock, pay taxes and for other general business purposes.

State insurance laws restrict the ability of insurance companies to declare shareholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Under Kansas law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner are limited to the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of statutory net income during the applicable twelve-month period (not including realized capital gains and not including pro rata distributions of any class of Benchmark's own securities). Under California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner are limited to the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of statutory net income during the applicable twelve-month period. Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner are limited to the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department or (ii) 100% of net income during the applicable twelve-month period (not including realized capital gains and not including pro rata distributions of any class of ALIC's own securities). The maximum amount of dividends the insurance subsidiaries can pay us during 2020 without regulatory approval is $14.0 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholder's surplus. Kansas and Utah utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of September 30, 2020 and December 31, 2019, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of September 30, 2020, we had $165,255 in cash and cash equivalents, compared to $74,268 as of December 31, 2019.

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

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$32,208	$32,052
Investing activities	18,492	(18,174)
Financing activities	59,662	(5,796)
Net increase in cash, cash equivalents and restricted cash	$110,362	$8,082

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2020 was $32,208 compared to $32,052 for the same period in 2019. The $156 increase in cash provided by operating activities is driven by an increase in cash during the nine months ended September 30, 2020 resulting from (i) an increase in unearned premiums of $22,388 resulting from the increase in written premium during the period; (ii) an increase in accounts payable and accrued expenses of $5,626, and (iii) a decrease in the change in premiums and other receivables of $5,716. This increase is partially offset by (i) a reduction in underwriting income of $3,246; (ii) an increase in the change in prepaid reinsurance premiums of $7,342; (iii) an increase in the change in other assets of $6,697; (iv) a decrease in realized capital gains and losses of $5,575; and (v) an increase in funds held for reinsurance agreements of $5,225.

Investing Activities: Net cash provided by investing activities for the nine months ended September 30, 2020 was $18,492 compared to net cash used of $18,174 for the same period in 2019. The $36,666 increase in cash provided by investing activities is driven by (i) an increase of $17,360 net cash provided by the purchase and sale of investments; (ii) $11,891 cash received in the acquisition of Compstar; (iii) $3,000 received from the sale of TRI in 2020; and (iv) the incremental $4,398 used in 2019 for the acquisitions of First Choice Casualty Insurance Company and the remaining 25% of American Liberty Insurance Company.

Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2020 was $59,662 compared to net cash used of $5,796 for the same period in 2019. The increase in cash provided by investing activities of $65,458 is driven by $99,643 of net cash proceeds received from the Company's IPO. This increase is partially offset by distributions paid to members prior to the Company's IPO of $18,352, cash paid for deferred offering costs of $5,839, cash used in the buyback of redeemable preferred stock $5,100 and principal payments on the Company's debt, net of incremental principal received in the refinance of debt, of $4,848.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, Trean Corporation and Trean Compstar entered into a credit agreement with First Horizon Bank (formerly, First Tennessee Bank National Association) (the 2018 First Horizon Credit Agreement), which included a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million.

On May 26, 2020, the Company entered into an Amended and Restated Credit Agreement with First Horizon Bank which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. Borrowings under the facility are secured by substantially all of the assets of Trean Insurance Group, Inc. other than Benchmark Holding Company and its subsidiaries. The loan has a variable interest rate of 3-month LIBOR plus 3.50%, which was 4.81% as of September 30, 2020 and 6.33% as of December 31, 2019 (under the 2018 First Horizon Credit

Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) will be pledged as collateral.

In addition, and in conjunction with, the execution of the Amended and Restated Credit Agreement, the Company made dividend distribution payments to Trean members totaling $18,154 in May 2020.

2006 Subordinated Notes

In June 2006, the Trust issued 7,500 shares of preferred capital securities to Bear Stearns Securities Corp. and 232 common securities to Trean Corporation. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of the Subordinated Notes. The Subordinated Notes represents the sole assets of the Trust. The interest rate was a fixed rate of 9.167% until July 7, 2011, at which time a variable interest rate of 3-month LIBOR (0.28% and 1.99% as of September 30, 2020 and December 31, 2019, respectively) plus 3.50% is in effect. The interest rate totaled 3.78% and 5.49% as of September 30, 2020 and December 31, 2019, respectively. The Subordinated Notes were redeemed in full on October 7, 2020.

PPP Loan

In conjunction with the acquisition of Compstar, the Company acquired a PPP Loan with a principal balance of $325. The PPP Loan has a fixed interest rate of 1.00%.

Oak Street Loan

In conjunction with the acquisition of Compstar, the Company acquired a loan from Oak Street Funding with a total principle of $19,740. After the completion of the acquisition, the Company paid this loan off in full.

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

Ratings

We have a financial strength rating of "A" (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "S" (Rating Suspended). "A" (Excellent) is the third highest rating issued by A.M. Best. The "A" (Excellent) rating is assigned to insurers that have, in A.M. Best’s opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also "Risk factors — Risks related to our business and industry — A downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries may negatively affect our business." in our registration statement filed with the SEC on Form S-1.

The financial strength ratings assigned by A.M. Best have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive. The "A" (Excellent) rating obtained by us is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.

Contractual Obligations and Commitments

Other than the $11,707 increase in term loan borrowings under our Amended and Restated Credit Facility, there have been no material changes in the Company's contractual obligations as of September 30, 2020 compared to December 31, 2019. Further, the Company paid in full the Subordinated Notes on October 7, 2020.

Financial condition

Shareholders' Equity

As of September 30, 2020, total shareholders' equity was $401,753, compared to $141,615 as of December 31, 2019, an increase of $260,138. The increase in shareholders' equity over the period was driven primarily by the $99,204 in common shares issued for the acquisition of Compstar; the $93,139 in proceeds from common stock sold in the Company's IPO, net of offering costs; and $86,997 of comprehensive income. These increases were partially offset by distributions to members totaling $18,043 during the nine months ended September 30, 2020.

We had $1,828 of unrecognized stock compensation as of September 30, 2020 related to non-vested stock-based compensation granted. The Company recognized $307 of stock-based compensation during the nine months ended September 30, 2020. In addition, we recognized approximately $157 and $197 of expense related to membership unit awards for the three and nine months ended September 30, 2020, respectively.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $375,286 at September 30, 2020, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

Our investment portfolio objectives are to maintain liquidity, facilitating financial strength and stability and ensuring regulatory and legal compliance. Our investment portfolio consists of available-for-sale fixed maturities and other equity investments, all of which are carried at fair value. We seek to hold a high-quality portfolio of investments that is managed by a professional investment advisory management firm in accordance with the Company's investment policy and routinely reviewed by our management team. Our investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities. The Company's investment portfolio has the following objectives:
•Meet insurance regulatory requirements with respect to investments under the applicable insurance laws;
•Maintain an appropriate level of liquidity to satisfy the cash requirements of current operations and long-term obligations;
•Adjust investment risk to offset or complement insurance risk based on our total corporate risk tolerance; and
•Realize the highest possible levels of investment income, while generating superior after-tax total rates of return.

The composition of our investment portfolio is shown in the following table as of September 30, 2020 and December 31, 2019.

	September 30, 2020
(in thousands)	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$12,701	$13,107
Foreign governments	300	304
States, territories and possessions	7,537	7,804
Political subdivisions of states, territories and possessions	29,514	30,869
Special revenue and special assessment obligations	72,495	76,494
Industrial and public utilities	109,330	116,138
Commercial mortgage-backed securities	16,342	18,107
Residential mortgage-backed securities	68,864	70,384
Other loan-backed securities	41,067	41,724
Hybrid securities	356	355
Total fixed maturities	358,506	375,286
Equity securities:
Preferred stock	243	240
Common stock	1,554	3,458
Total equity securities	1,797	3,698
Total investments	$360,303	$378,984

	December 31, 2019
(in thousands)	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$15,965	$16,129
Foreign governments	299	302
States, territories and possessions	4,789	4,923
Political subdivisions of states, territories and possessions	24,444	25,104
Special revenue and special assessment obligations	59,149	61,405
Industrial and public utilities	119,735	123,207
Commercial mortgage-backed securities	15,586	16,312
Residential mortgage-backed securities	53,467	54,109
Other loan-backed securities	35,849	36,011
Hybrid securities	357	363
Total fixed maturities	329,640	337,865
Equity securities:
Preferred stock	337	343
Common stock	492	492
Total equity securities	829	835
Total investments	$330,469	$338,700

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of September 30, 2020 and December 31, 2019 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	September 30, 2020
(in thousands, except percentages)	Fair Value	% of Total
AAA	$60,868	16.2%
AA	190,209	50.7%
A	93,598	24.9%
BBB	28,771	7.7%
BB	1,791	0.5%
Below investment grade	49	—%
Total fixed maturities	$375,286	100.0%

	December 31, 2019
(in thousands, except percentages)	Fair Value	% of Total
AAA	$52,571	15.6%
AA	153,838	45.5%
A	101,040	29.9%
BBB	30,245	9.0%
BB	119	—%
Below investment grade	52	—%
Total fixed maturities	$337,865	100.0%

Critical Accounting Policies and Estimates

The unaudited interim condensed consolidated financial statements included in this quarterly report include amounts based on the use of estimates and judgments of management.

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. The estimates and judgments that are most critical to the preparation of the condensed consolidated financial statements include: (a) reserves for unpaid loss and LAE; (b) reinsurance recoveries; (c) investment fair value measurements; (d) goodwill and intangible assets; and (e) business combinations. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. For a detailed discussion of our accounting policies, see the "Notes to the Combined Financial Statements" included in our registration statement filed with the SEC on Form S-1.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time-to-time, the Company may be involved in legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position.

Item 1A. Risk Factors

We have disclosed in our Quarterly Report on Form 10-Q, issued August 28, 2020 the most significant risk factors that can impact year-to-year comparisons and that may affect the future performance of the Company's business. On a quarterly basis, we review these disclosures and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors contained in our Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table sets forth information concerning purchases of our common stock for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	5,315	$15.51	—	—
August 1, 2020 - August 31, 2020	—	—	—	—
September 1, 2020 - September 30, 2020	—	—	—	—
	5,315		—
(1) The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum tax withholding obligations related to the vesting of restricted stock.
(2) We had no publicly announced plans or open market repurchase programs for shares of our common stock during the three months ended September 30, 2020.

Prior to July 15, 2020, the Company held a 45% ownership interest in Compstar. On July 15, 2020, the Company issued 6,613,606 shares of the Company’s common stock with a market price of $15 per share as consideration to acquire the remaining 55% ownership interest in Compstar from the owners thereof. The securities were issued under Section 4(a)(2) of the Securities Act of 1933, as amended, in reliance on certain representations from the Compstar owners.

Use of Proceeds

On July 20, 2020, we closed the sale of 10,714,286 shares of our common stock in our IPO, comprised of 7,142,857 shares issued and sold by us and 3,571,429 shares sold by selling shareholders. On July 22, 2020, we closed the sale of an additional 1,207,142 shares by certain selling shareholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The IPO terminated upon completion of the sale of the above-referenced shares.

The IPO price per share was $15.00. The aggregate IPO price for all shares sold by us in the IPO was approximately $107.1 million and the aggregate I price for all shares sold by the selling shareholders in the IPO was approximately $71.7 million. The offer and sale was pursuant to a registration statement on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020. J.P. Morgan Securities LLC, Evercore Group, L.L.C. and William Blair & Company, L.L.C. acted as joint book-running managers of the IPO, and JMP Securities LLC acted as co-manager.

We received net proceeds from the sale of shares by us in the IPO of approximately $94.9 million after deducting underwriting discounts and commissions of $7.5 million and estimated offering expenses of $4.7 million. We did not receive any proceeds from the sale of shares by the selling shareholders. We used or are in the process of using the net proceeds from the sale of shares by us in the IPO to (i) redeem all $5.1 million aggregate liquidation preference of the Series B Nonconvertible Preferred Stock of our subsidiary Benchmark Holding Company, (ii) pay $7.7 million to redeem all outstanding Subordinated Notes, (iii) use $19.3 million to repay in full all outstanding term loan borrowings under the credit agreement with Oak Street Funding LLC, (iv) pay an aggregate one-time payment of approximately $7.6 million to Altaris Capital Partners, LLC in connection with the termination of our consulting and advisory agreements with Altaris Capital Partners, LLC and (v) pay an aggregate $3.1 million to certain pre-IPO unitholders and other employees in connection with the reorganization transactions and pursuant to the operating agreements for Trean and BIC. The remaining net proceeds will be used for general corporate purposes, including to support the growth of our business.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Trean Insurance Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)

3.2	Amended and Restated By-Laws of Trean Insurance Group, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TREAN INSURANCE GROUP, INC.

Date:	November 13, 2020	By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2020	By:	/s/ Julie A. Baron
Julie A. Baron
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)