Form 10-K
period 2020-12-31
Trean Insurance Group, Inc.
filed 2021-03-26
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of March 19, 2021, there were 51,148,782 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

TREAN INSURANCE GROUP, INC.

Forward-looking statements

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as "may", "will", "should", "expects", "plans", "anticipates", "could", "intends", "target", "projects", "contemplates", "believes", "estimates", "predicts", "would", "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward‑looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, assumptions and other factors, which in many cases are beyond our control, as described "Item 1A — Risk Factors", and elsewhere in this Annual Report on Form 10-K. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in future that could have material effects on our business, operations and financial condition. We cannot assure you that the results, events and circumstances reflected in the forward‑looking statements reflected in this Annual Report on Form 10-K and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward‑looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we currently expect. We qualify all of our forward‑looking statements by these cautionary statements.

The forward‑looking statements made in this Annual Report on Form 10-K speak only as of the date on which such statements are made. We undertake no obligation, and do not intend, to update any forward‑looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by applicable law.

Summary risk factors
Our actual results may differ materially from those expressed in, or implied by, the forward‑looking statements included in this Annual Report on Form 10-K as a result of various factors. Our business is subject to numerous risks and uncertainties, including those highlighted in "Item 1A — Risk Factors". These risks include the following:

Risks related to COVID-19:
•We may experience disruptions related to COVID-19, including economic impacts of the COVID-19-related governmental actions;
Risks related to our business and industry:
•Our Program Partners or our Owned MGAs may fail to properly market, underwrite or administer policies;
•We depend on a limited number of Program Partners for a substantial portion of our gross written premiums;
•Our business is subject to significant geographic concentration;
•We may suffer a downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries;
•We may be unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders;
•Renewals of our existing contracts may not meet expectations;
•We may change our underwriting guidelines or our strategy without stockholder approval;
•We may act based on inaccurate or incomplete information regarding the accounts we underwrite;
•Our employees could take excessive risks;
•We may be unable to access the capital markets when needed;
•Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium;
•Negative developments in the workers’ compensation insurance industry could adversely affect our results;
•The insurance industry is cyclical in nature;
•Our failure to accurately and timely pay claims could harm our business;
•The effects of emerging claim and coverage issues on our business are uncertain;
•Our risk management policies and procedures may prove to be ineffective;
•If we are unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us, we may be required to bear increased risks or reduce the level of our underwriting commitments;
•We are subject to reinsurance counterparty credit risk. Our reinsurers may not pay on losses in a timely fashion, or at all;
•Some of our issuing carrier arrangements contain limits on the reinsurer's obligations to us;
•Retention of business written by our Program Partners could expose us to potential losses;
•Our loss reserves may be inadequate to cover our actual losses;
•We may not be able to manage our growth effectively;
•Our ability to grow our business will depend in part on the addition of new Program Partners, which may be unavailable;
•We could be harmed by the loss of one or more key executives or by an inability to attract and retain qualified personnel;
•Performance of our investment portfolio is subject to a variety of investment risks;
•Any shift in our investment strategy could increase the risk exposure of our investment portfolio;
•We could be forced to sell investments to meet our liquidity requirements;
•We may face increased competition in our programs market;
•We compete with a large number of companies in the insurance industry for underwriting premium;
•Our results of operations, liquidity, financial condition and FSRs are subject to the effects of natural and man-made catastrophic events;
•Global climate change may in the future increase the frequency and severity of weather events and resulting losses;
•Because our business depends on insurance brokers, we are exposed to certain risks arising out of our reliance on these distribution channels;
•Our operating results have in the past varied from quarter to quarter and may not be indicative of our long-term prospects;
•Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property; proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;

Technology risks:
•Technology breaches, failures or service interruptions of our or our business partners’ systems could harm our business and/or reputation;
•We may be unable to maintain third-party software licenses or errors in the software;
Legal and regulatory risks:
•We are subject to extensive regulation;
•Regulators may challenge our use of fronting arrangements in states in which our Program Partners are not licensed.
•Regulation may become more extensive in the future;
•Increasing regulatory focus on privacy issues and expanding laws may impair our operations;
•Our ability to receive dividends and permitted payments from our subsidiaries is subject to regulatory constraints;
•We may have exposure to losses from acts of terrorism;
•Assessments and premium surcharges may reduce our profitability;
•Changes in federal, state or foreign tax laws could adversely affect our financial results or market conditions;
•The discontinuance of LIBOR may adversely affect the value of certain investments we hold, assets and liabilities;
Risks related to our common stock:
•Our stock price may be volatile or may decline regardless of our operating performance;
•Our principal stockholders are able to exert significant influence over us and our corporate decisions;
•As long as our principal stockholders own a majority of our common stock, we may rely on certain exemptions from the corporate governance requirements of the Nasdaq available for "controlled companies;"
•Our principal stockholders could sell their interests in us to a third party in a private transaction;
•Sales or issuances of a substantial amount of shares of our common stock may cause the market price of our common stock to decline and make it more difficult for investors to sell;
•We will incur significant increased costs as a result of operating as a public company;
•We currently do not anticipate declaring or paying regular dividends on our common stock;
•Provisions in our organizational documents, Delaware corporate law, state insurance laws and certain of our contractual agreements and compensation arrangements may prevent or delay an acquisition of us;
•Our principal stockholders have no obligation to offer us corporate opportunities;
Risks related to our status as an emerging growth company:
•We have elected to take advantage of reduced disclosure requirements and other exemptions;
•We have elected to use the extended transition period for complying with new or revised accounting standards;
General risk factors:
•Changes in accounting practices and future pronouncements may materially affect our reported financial results;
•If we are unable to achieve and maintain effective internal controls, our financial reporting could suffer;
•The effects of litigation on our business are uncertain;
•The Court of Chancery of the State of Delaware is the exclusive forum for certain disputes which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Item 1. Business

Trean Insurance Group, Inc. ("we" or the "Company") is an established, growth-oriented company providing products and services to the specialty insurance market. Historically, we have focused on specialty casualty markets that we believe are underserved and where our expertise allows us to achieve higher rates, such as niche workers’ compensation markets and small- to mid-sized specialty casualty insurance programs. We underwrite specialty casualty insurance products through our Program Partners and Owned Managing General Agents ("MGAs"). We also provide our Program Partners with a variety of services including issuing carrier services, claims administration and reinsurance brokerage, from which we generate recurring fee-based revenues. We believe the business that we target is generally subject to less competition and has better pricing, which we believe allows us to generate higher risk-adjusted returns. We believe many of our target markets are experiencing strong secular tailwinds and consequently are growing more quickly than the broader market.

We believe that a number of differentiating factors have contributed to our ability to achieve results and growth that historically have outperformed the broader insurance industry. We believe our multi-service value proposition represents a competitive advantage in our target markets, drives deep integration with our Program Partners and allows us to generate more diversified revenue streams. We seek to carefully identify and select our Program Partners, ensure we have closely aligned interests, and grow and expand these relationships over time. We believe we have a competitive advantage in claims management for longer-tailed lines, specifically workers’ compensation, where our in-house capabilities and differentiated philosophy enable us to have lower claims costs and to settle claims more quickly than many of our competitors. Our business strategy is supported by robust controls surrounding program design and underwriting, ongoing monitoring, and reinsurance and collateral management as evidenced by our "A" (Excellent) financial strength rating, with a stable outlook, by A.M. Best Company ("A.M. Best"), a leading rating agency for the insurance industry. This rating is based on matters of concern to policyholders and is not designed or intended for use by investors in evaluating our securities. Our management team has decades of insurance industry experience across underwriting as well as program administration, reinsurance, claims and distribution.

The Company and its subsidiaries are licensed to write business across 49 states and the District of Columbia. We seek to write business in states through select distribution outlets with the potential for attractive underwriting margins, and focus on markets with higher than average premium growth trends. California, Michigan and Texas are our largest markets, representing approximately 42%, 9% and 6%, respectively, of our gross written premiums for the year ended December 31, 2020.

History

We were founded in 1996 as a reinsurance broker and MGA that targeted smaller, underserved insurance providers writing niche classes of business, predominantly workers’ compensation, accident and health, and medical professional liability.

In 2003, we purchased Benchmark Insurance Company ("Benchmark"), which was licensed in 41 states and the District of Columbia and provided us with an insurance carrier with a financial strength rating of "A-" from A.M. Best. Beginning in 2007, we successfully repositioned Benchmark as a specialty insurance carrier for select, high-performing small- to mid-sized Program Partners. Benchmark is now licensed in 49 states and has an "A" rating from A.M. Best.

In July 2015, we sold an equity stake of 36.4% to certain entities affiliated with Altaris Capital Partners, LLC, a private equity firm (collectively, the "Altaris Funds"). The Altaris Funds subsequently made additional equity investments and owned approximately 55% of our Company's outstanding common stock as of December 31, 2020.

We have historically made equity investments in or acquired long-term partners where we believe they can add substantial value to our business. In 2013, we acquired S&C Claims Services, which, prior to the acquisition, had been handling our workers’ compensation claims for over 10 years. In 2017, we acquired American Liberty Insurance Company ("ALIC"), a Utah-domiciled insurance company that was a former Program Partner and writes workers’ compensation insurance. ALIC is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 38 states and Washington D.C. In 2018, we acquired ownership interests in two additional Program Partners: (i) a 45% common equity ownership in Compstar Holding Company LLC, the parent company of Compstar Insurance Services, LLC, an MGA underwriting workers’ compensation insurance coverage for California contractors, and (ii) a 100% ownership of Westcap, an MGA underwriting general liability insurance coverages for California contractors. We had relationships of 11,

12 and 12 years with ALIC, Compstar Insurance Services, LLC and Westcap, respectively, prior to these acquisitions. In 2020, we acquired: (i) the remaining equity interest in Compstar Holding Company LLC and (ii) a 100% ownership interest in 7710 Insurance Company ("7710"), a South Carolina-domiciled insurance company that was a former Program Partner and writes workers' compensation insurance, along with its associated program manager and agency. 7710 is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 9 states.

On July 20, 2020, we closed the sale of 10,714,286 shares of our common stock in our Initial Public Offering ("IPO"), comprised of 7,142,857 shares issued and sold by us and 3,571,429 shares sold by selling stockholders pursuant to a registration statement on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020. On July 22, 2020, we closed the sale of an additional 1,207,142 shares by certain selling stockholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The IPO terminated upon completion of the sale of the above-referenced shares.

We received net proceeds from the sale of shares by us in the IPO of approximately $93.1 million after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $6.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used or are in the process of using the net proceeds from the sale of shares by us in the IPO to (i) redeem all $5.1 million aggregate liquidation preference of the Series B Nonconvertible Preferred Stock of our subsidiary Benchmark Holding Company, (ii) pay $7.7 million to redeem all outstanding Subordinated Notes, (iii) use $19.3 million to repay in full all outstanding term loan borrowings under the credit agreement with Oak Street Funding LLC, (iv) pay an aggregate one-time payment of approximately $7.6 million to Altaris Capital Partners, LLC in connection with the termination of our consulting and advisory agreements with Altaris Capital Partners, LLC and (v) pay an aggregate $3.1 million to certain pre-IPO unitholders and other employees in connection with the reorganization transactions and pursuant to the operating agreements for Trean Holdings LLC and BIC Holdings LLC. The remaining net proceeds will be used for general corporate purposes, including to support the growth of our business. There has been no material change in the anticipated use of proceeds from the IPO as described in our final prospectus filed with the SEC on July 17, 2020 pursuant to Rule 424(b)(4).

Our structure

The chart below displays our corporate structure:

Trean Insurance Group, Inc.

Trean Compstar Holdings LLC		Trean Corporation			Benchmark Holding Company

Compstar Holding Company LLC	Trean Reinsurance Services LLC	Benchmark Administrators LLC	Westcap Insurance Services LLC	Benchmark Insurance Company	American Liberty Insurance Company	7710 Insurance Company

Compstar Insurance Services LLC

Our competitive strengths

We believe that our competitive strengths include:

Expertise and focus in underserved specialty casualty insurance markets. We focus on select markets that we believe are underserved and where we can achieve higher rates, including niche workers’ compensation markets and small- to mid-sized specialty casualty insurance programs. We believe we have few competitors in our target markets due to the specialized knowledge, broad licensing and filing authority requirements, and complex operational systems necessary to profitably manage these traditionally longer-tailed lines of business. We believe that most other companies of our size and smaller do not possess these capabilities to the degree needed to be competitive with us, while most larger companies that do have the required expertise and capabilities in these areas tend not to participate in our target markets because their business models eschew the type of customized solutions that are needed when working with smaller, more entrepreneurial partners.

Multi-service value proposition for our partners. We believe that our focus on the needs of smaller accounts and the breadth of products and services we offer allow us to better serve the needs of our Program Partners and provide us with greater revenue and profit opportunities. We offer our Program Partners reinsurance brokerage, claims administration, underwriting capacity and, in particular, access to our A.M. Best "A" financial strength rating through issuing carrier services. Our ability to leverage our licenses across multiple products in 49 states and the District of Columbia allows us to provide a national multi-service solution for our Program Partners. Our multi-service offering enables us to develop deep relationships with our Program Partners.

Long-term, carefully selected and aligned relationships with Program Partners. We carefully select the Program Partners we choose to do business with, and design our programs to align risks between parties. We select programs with the intention of building long-term relationships, where our business philosophies align and our Program Partners can grow alongside us. As of December 31, 2020 and December 31, 2019, our Program Partners and Owned MGAs that have been with us for more than 10 years represented 54% and 62% of our gross written premiums, respectively. Our management team carefully evaluates potential new programs in conjunction with our underwriting and actuarial departments. We accept only programs that meet our stringent underwriting and actuarial requirements, and decline approximately 89% of the new opportunities that we evaluate. For every Program Partner we select, we work with them to appropriately align interests and to establish rigorous ongoing reporting and auditing requirements upfront.

Differentiated in-house claims management. We believe that proactively managing our claims, while also accurately setting reserves, is a key aspect of keeping our losses low. In our workers’ compensation business, our claims philosophy is to provide an injured employee high-quality medical care as quickly as possible in order to reduce pain, accelerate healing, and lead to a faster and more complete recovery.

Once an injured employee has healed, we aim to fully settle the claim and obtain a full and complete release of the claim at the earliest opportunity. In California, for the claim year ended December 31, 2019, valued as of December 31, 2020, our average medical cost for the workers' compensation market was $9,860 per claim compared to the California workers' compensation industry average of $28,686, as reported by the Workers' Compensation Insurance Rating Bureau ("WCIRB") at September 30, 2020. For the claim year ended December 31, 2019, we also closed 67% of our workers' compensation claims in California within the calendar year following the accident year, compared with the industry average of 38%, as reported by the WCIRB at September 30, 2020. To provide our policyholders these processing results, we currently average 85 open claims per claims adjuster. In comparison, the 2019 Workers’ Compensation Benchmarking Study by Rising Medical Solutions found that 71% of third-party administrators ("TPAs") had over 100 open claims per claims adjuster.

Significant fee-based income. Our business model generates significant fee-based income from multiple sources including issuing carrier services, claims administration and reinsurance brokerage. For the years ended December 31, 2020, 2019 and 2018, our fee-based income accounted for approximately 6.0%, 8.9% and 10.0% of total revenue, respectively. All of our fee-based income accrues outside of our regulated insurance companies, which we believe enhances our organization’s financial flexibility and increases the visibility of our earnings. Within our insurance companies, we cede a significant portion of the risk we originate to our reinsurance partners. These agreements enable us to maintain broader relationships with our Program Partners than our current capital base would otherwise enable. We believe that our strategy has allowed us to scale our business and provides a consistent fee-based income stream to complement our profitable underwriting business, thus providing us with greater revenue opportunities from our Program Partners than we would be able to access in a traditional insurance underwriter model.

Disciplined risk management across our organization. Our disciplined approach to risk management begins with the extensive due diligence performed during our Program Partner selection process and continues throughout the relationship. We have rigorous ongoing controls and reporting requirements, including with respect to underwriting and ongoing Program Partner diligence. Similarly, we maintain rigorous controls over our reinsurance exposures, maintaining stringent collateral requirements to limit our credit exposure. As a result of providing multiple services to our Program Partners, we have numerous touch points and are in regular communication regarding underwriting, claims handling, reinsurance placement and collateral management, which we believe enhances our ability to manage risks to our organization.

Entrepreneurial and highly experienced management team. Our management team is highly experienced, with decades of experience in specialty insurance markets. In addition to this significant industry experience, our team has a long history of continuity in our business, with 21 members having been with us for over 10 years. Our business has been led by our Chief Executive Officer and founder Andrew M. O’Brien since its inception in 1996.

Our strategy

We believe that our approach will allow us to continue to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Growing within our existing markets. We focus on lines of business that have large markets, with $54 billion of workers’ compensation premiums and $81 billion for other liability written in the United States in 2019 according to the most recent data from S&P Global. There were greater than $40 billion of direct written premiums in commercial property and casualty markets in 2018 produced by program administrators according to the most recent study published by TMPAA. By comparison, we generated $484.2 million, $411.4 million and $357.0 million of gross written premiums for the years ended December 31, 2020, 2019 and 2018, respectively. We select Program Partners operating in our target markets with whom we believe we can partner to grow within these significant markets.

Given the size of our markets, we believe that we have ample room to continue to grow our business organically for the foreseeable future. Additionally, as we grow our premiums and capital, we expect to continue to optimize our reinsurance program to drive our risk-adjusted returns.

Selectively adding new Program Partners. We have been selective in choosing our current Program Partners, and will continue to ensure that new Program Partners share our business philosophy and meet our underwriting and returns criteria. We focus on specialty lines and will continue to add programs in these markets. However, we also continue to evaluate potential partnerships in additional lines of business that will leverage our core competencies and provide us with new revenue opportunities.

Opportunistically grow and maintain our Owned MGA business through acquisitions. From time to time, we may have the opportunity to deepen our relationships with our existing Program Partners by acquiring equity interests from their management teams. Since 2013, we have successfully completed eight acquisitions of companies with which we have had prior relationships. These businesses represented more than 50% of our gross written premiums for the year ended December 31, 2020.

Strengthen and harness our strong and growing capital base. Despite our relatively modest historical balance sheet, we have grown our premiums through the significant use of reinsurance. As our capital base has grown, new opportunities have emerged for us. Of particular note, in 2019, A.M. Best upgraded our insurance companies from an "A-" to an "A" (Excellent) (Outlook Stable) financial strength rating, which we believe differentiates us in the markets in which we operate. As we continue to grow, we believe that we will have the opportunity to access additional business and to retain more profitable businesses that we have historically ceded to the reinsurance markets.

Maintaining our focus on long-term profitability and growth. Our competitive advantages, including our focus on underserved markets, have enabled us to grow our gross written premiums to $484.2 million for 2020 at a CAGR of 27.3% since 2015, while maintaining an average return on equity of approximately 21.6% for the same time period. As we seek to grow our business, we remain disciplined in targeting classes of business and markets where we believe we can generate attractive returns. Rather than make decisions based on where we are in the market cycle, we focus on selecting high-quality programs, only pursuing opportunities that we expect to meet our pricing and risk requirements over the long-term. We will not participate in markets where we do not believe our business model can add incremental risk-adjusted value.

Maintain disciplined controls over our key business risks. In order to maintain our underwriting profitability, we have systematic underwriting and risk monitoring processes across our business. We believe our risk management is enhanced by the fact that we provide multiple services to many of our Program Partners and thus are in regular communication with them regarding underwriting, claims handling, reinsurance placement, and collateral management. We seek to swiftly identify, correct and, if necessary, terminate relationships with Program Partners that are not producing targeted underwriting results, writing exposures outside of agreed upon risk tolerances, or not meeting their collateral or other commitments to us.

Products and services

We have historically provided products and services to our target markets in the specialty casualty insurance market. We underwrite specialty casualty insurance products both through our Program Partners, programs where we partner with other organizations, and our owned Managing General Agencies. Our insurance product offerings include workers’ compensation, other liability, accident and health, and other lines of business. We also provide our Program Partners with a variety of services from which we generate recurring fee-based revenues, including reinsurance brokerage and, in particular, issuing carrier or "fronting" services.

The following table shows our gross written premiums by insurance product for the years ended December 31, 2020, 2019 and 2018, in thousands.

	Year Ended December 31,
	2020	2019	2018
Workers' compensation	$368,949	$340,444	$277,291
Other liability - occurrence	25,531	20,129	20,923
Commercial auto liability	25,301	9,935	7,251
Commercial multiple peril	24,930	17,662	13,128
Homeowners multiple peril	17,356	—	—
Auto physical damage	7,340	4,843	4,404
Products liability - occurrence	7,033	7,368	6,496
Excess workers' compensation	3,986	2,539	1,090
Group accident and health	2,375	7,678	22,450
Boiler and machinery	1,253	783	599
Fire	129	64	42
Surety	41	52	29
Inland marine	25	4	3
Private passenger auto liability	—	(100)	3,301
Total	$484,249	$411,401	$357,007

In total, we are licensed in 49 states and the District of Columbia. The following table shows our gross written premiums by state for the years ended December 31, 2020, 2019 and 2018, in thousands.

	Year Ended December 31,
	2020	2019	2018
California	$203,421	$202,446	$153,611
Michigan	41,830	38,174	37,084
Texas	28,909	*	*
Arizona	27,950	34,215	28,350
Alabama	17,549	12,946	11,907
Mississippi	13,307	8,910	7,143
Georgia	12,869	*	*
Tennessee	12,347	8,065	7,809
Nevada	10,760	11,869	9,225
Pennsylvania	10,498	*	*
Other geographical areas	104,809	94,776	101,878
Total	$484,249	$411,401	$357,007
* The amount for the state is relevant for 2020 but not in other periods and therefore, was not presented.

Workers’ compensation
We offer workers’ compensation insurance through both our Owned MGAs and our Program Partners. California, Arizona and Michigan represented 52.0%, 7.5% and 4.2%, respectively, of our workers’ compensation gross written premiums for the year ended December 31, 2020. We write business across a variety of industries and hazard classes. The construction industry is our largest industry exposure, representing 26% of premiums written for the year ended December 31, 2020. The workers’ compensation insurance industry classifies risks into hazard groups defined by the National Council on Compensation Insurance, or NCCI, and based on severity, with employers in lower groups having lower cost claims. Our premiums are spread across hazard classes. We target accounts that we believe offer greater risk-adjusted returns, such as small accounts that are less subject to competition, or accounts with high experience modification factors that our underwriters assess to be attractively priced for the potential risk. Experience modification factors are determined by state insurance regulators based on the insured’s historical loss experience.

We do not write accounts that we believe present exposure to catastrophic risk. The average workers’ compensation premium per policy written by us was $16,187 for the year ended December 31, 2020. The average workers’ compensation premium per policy written by us was $19,103 for the year ended December 31, 2019.

We manage workers’ compensation claims administration for all of our Owned MGAs and for several of our Program Partners. We believe that our claims philosophy has been a key differentiating factor allowing us to maintain lower loss ratios and settle claims quickly. Our workers’ compensation programs are supported by various quota share and excess of loss reinsurance facilities, which we utilize to align risk with our Program Partners and optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements. For the year ended December 31, 2020, we ceded 73.0% of gross workers’ compensation premiums earned to third-party insurers. For the year ended December 31, 2019, we ceded 77.8% of gross workers’ compensation premiums earned to third-party insurers.

The following exhibits illustrate our business mix of workers’ compensation gross written premiums by industry and hazard class for the year ended December 31, 2020.

Other liability
We offer other liability insurance products through both our Owned MGAs and our Program Partners. We target segments of the market that we believe are underserved or mispriced, such as California contractors with an average of five employees.

The other liability products that we offer through our Owned MGAs include admitted general liability and construction defect products offered to small contractors that protect them against claims from third parties. We distribute these products through select wholesale brokers in California. Additionally, through several of our Program Partners, we write 13 other liability insurance products in 48 states and the District of Columbia. Our claims personnel administer claims for our Owned MGA other liability products. For the year ended December 31, 2020, we ceded approximately 82.9% of our gross other liability premiums earned to third-party insurers. For the year ended December 31, 2019, we ceded approximately 80.6% of our gross other liability premiums earned to third-party insurers.

Issuing carrier services
We provide issuing carrier or "fronting" services to several of our Program Partners who distribute commercial multi-peril, personal auto and commercial auto insurance business. In these relationships, we act as the policy-issuing insurance carrier for our Program Partner and transfer all or a substantial portion of the underwriting risk to third-party reinsurers. Unlike some other issuing carrier models, we typically act as the reinsurance broker to the program as well as the issuing carrier, which we believe enables us to have deeper relationships with our Program Partners as well as earn additional revenue for the placement of reinsurance. When we enter into issuing carrier relationships, we typically receive fronting fees from our reinsurers who are both Program Partners and/or third-party reinsurers and reinsurance brokerage fees and reinsurance ceding commissions from our reinsurance partners. Fronting fees vary based on the line of business and premium volume. We provide issuing carrier services across each of our insurance products. We provide issuing carrier services to some of our Program Partners that offer workers’ compensation or other liability insurance.

Reinsurance brokerage services
Our reinsurance brokerage services division provides reinsurance placement, servicing and renewal services to small- to mid-sized insurance organizations, including most of our Program Partners and additional third-party insurance organizations. We earn commissions for structuring and placing reinsurance coverage on behalf of our clients. Commissions are based on a percentage of premiums ceded to reinsurers and vary by type or complexity of reinsurance coverage. Our reinsurance brokerage services are a valuable risk management tool in our relationships with our Program Partners, as we typically require the use of our reinsurance brokerage services to place and structure reinsurance prior to the inception of a new program. For the year ended December 31, 2020, reinsurance brokerage generated $9.0 million in revenue. For the year ended December 31, 2019, reinsurance brokerage generated $5.8 million in revenue.

Other services
We provide a variety of other services to insurance organizations, including claims administration and insurance management services. We provide workers’ compensation insurance claims administration services to some of our Program Partners as well as to third-party insurance organizations with which we do not have additional relationships.

Inland marine
Inland marine underwrites coverage for property that may be held in transit or instrumentalities of transportation and communication, such as builders risk, contractors equipment, transportation risk and mobile equipment.

Marketing and distribution

We market and distribute our products through several channels. Our Owned MGAs market through both retail agents and wholesale brokers, and our reinsurance brokerage services division actively markets our services directly to prospective clients. Additionally, we distribute products and services to our Program Partners, which comprise program administrators and insurance carriers. Since we focus on smaller accounts, we do not market our products and services through large insurance brokers. For the year ended December 31, 2020, our Owned MGAs represented 59% of our gross written premiums, Program Partners represented 40% of gross written premiums and national insurance pools represented 1% of gross written premiums. For the year ended December 31, 2019, our Owned MGAs represented 64% of our gross written premiums, Program Partners represented 35% of gross written premiums and national insurance pools represented 1% of gross written premiums.

Retail agents
We distribute our Owned MGA workers’ compensation products through approximately 2,100 retail agents. We target retail agents with experience and distribution capabilities in our target markets. Retail agents must demonstrate an ability to produce both our desired quality and quantity of business. To assist with this goal, our underwriters regularly visit our retail brokers to market and discuss the products we offer. We terminate retail agents who are unable to produce consistently profitable business or who produce unacceptably low volumes of business.

Wholesale brokers
We distribute our other liability products underwritten by our Owned MGAs through wholesale brokers that have expertise and strong track records in our niche target markets. For these products, we target small contractors in California. We use wholesale brokers to distribute these products because wholesale brokers are an important channel for commercial insurance products where they control much of the premium in these segments. We select our wholesale brokers based on our management’s review of their experience, knowledge, business plan, and track record of delivering us profitable business.

Reinsurance brokerage services
Our reinsurance brokerage services division actively markets our reinsurance services to small- and mid- sized program administrators and other insurance organizations. The primary focus of our reinsurance brokerage services division is to place reinsurance for our program partners, direct business and third parties, and we are also able to leverage our reinsurance brokerage relationships to cultivate new Program Partner relationships and market our other services. The majority of our current Program Partner relationships originated as an introduction from our reinsurance brokerage services division.

Program administrators
We partner with select program administrators across each of our target markets to harness the efficiency and scale of these organizations’ marketing and distribution infrastructures. Through these relationships, we are able to access national distribution channels or write specialized risks in our target markets efficiently. Generally, policies bound by our program administrators are underwritten according to strict underwriting guidelines that we establish with each program administrator. We have had long relationships with many of our program administrators and, in most cases, we have had an existing relationship with a program administrator before adding it as a new Program Partner. For example, we may have previously provided the program with reinsurance placement or consulting services, or worked with the key principals of the prospective Program Partner at their prior organization. We believe program administrators value our multi-service offering and capabilities and the flexibility with which we can offer these services. In addition to underwriting insurance products through program administrators, we provide these organizations with issuing carrier services and reinsurance brokerage services.

Carrier and other partnerships
Given our unique focus on flexible multi-service offering, we are a partner of choice for small- to mid-sized insurance carriers seeking a specialty casualty insurance partner to satisfy insurance department requirements, provide comprehensive management solutions or transfer certain classes of risk. As of December 31, 2020, we had partnerships with seven insurance companies, risk retention groups, state insurance pools and trusts.

Program selection, underwriting and controls

Program selection
Given our position and reputation in the market, we are presented with more new program opportunities than we choose to write, allowing us to be highly selective with respect to the Program Partners with whom we choose to partner. We decline approximately 89% of the new opportunities we are presented with prior to or through our pre-screening process. We typically source new opportunities through our reinsurance brokerage services business or through referrals from existing Program Partners. For each new opportunity that we choose to evaluate, we conduct a comprehensive pre-screening of the company, including an evaluation of its philosophy, size, past performance, future performance targets and above all, compatibility with our operating model, risk appetite, and existing book of business. Our target Program Partners tend to have several, if not all, of the following traits:

•small- to mid-sized books of business (less than $30 million of annual gross premiums at the inception of the relationship);
•presence in markets where we believe we can leverage our distinctive expertise, multi-service offering and market relationships to create a competitive advantage;
•track record of underwriting success supported with credible data;
•proven ability to administer the program pursuant to agreed-upon underwriting and claims guidelines;
•ability and willingness to assume a meaningful quota share risk participation in the program, typically through ownership of an insurance company or captive;
•collaborative, entrepreneurial management team; and
•willingness and ability for us to control the structuring and placement of reinsurance.

Underwriting and program design
For opportunities that are acceptable to us through the pre-screening process, we conduct rigorous underwriting due diligence prior to entering into a partnership. As part of this process, our due diligence team collects and analyzes data relating to the organization’s operating, underwriting, financial and biographical information to prepare an initial due diligence file for our Underwriting Committee. Our Underwriting Committee is led by our CEO and consists of members with expertise in underwriting and finance. In 2020, 9 out of 84 submissions were approved by the Underwriting Committee. If the Underwriting Committee approves the submission on a provisional basis, we then conduct comprehensive underwriting, claims, and financial diligence on the potential Program Partner. This includes inviting the potential Program Partner’s management for an on-site meeting at our Wayzata headquarters and on-site diligence of the potential Program Partner.

If we look to enter into a contractual relationship with a potential Program Partner, we work with them to design a program that appropriately aligns interests and establish rigorous underwriting guidelines and ongoing reporting and auditing requirements. At the inception of a new program, we typically act as an issuing carrier where we reinsure a substantial amount of risk to third parties. We also typically require the Program Partner to maintain significant underwriting risk or otherwise align incentives with the Program Partner’s underwriting performance. The amount of risk and premiums ceded to Program Partners is contractually stipulated with each Program Partner. Over time we look to optimize our net retention positions with our Program Partners once we have become comfortable with their performance through our ongoing interactions.

Ongoing monitoring and controls
Throughout the lifetime of a relationship with a Program Partner, we maintain systematic monitoring and control mechanisms to ensure each relationship meets our financial objectives. We closely monitor each Program Partner’s adherence to the agreed upon underwriting and claims guidelines and conduct regular reviews of loss experience, rate levels, reserves and the overall financial health of the Program Partner. We receive underwriting and claims data feeds from each Program Partner at least monthly. We typically conduct two underwriting, claims and accounting audits per program per year. Because we typically provide multiple services to our Program Partners, we are in regular communication with them regarding underwriting, claims handling, reinsurance placement and collateral management. As a result, we have near continuous opportunities to interact with our Program Partners and evaluate their performance.

We maintain the right to terminate relationships with our Program Partners. Reasons for us to terminate a relationship include an inability to produce targeted underwriting results, writing exposures outside of agreed upon risk tolerances, delinquency in meeting reporting requirements, a change of strategic direction, or failure to meet collateral or other commitments to us. Our stringent and extensive due diligence and selection process allows us the flexibility to partner with organizations with which we believe we will have successful relationships.

Claims

We actively manage claims for our Owned MGA businesses, as well as for select Program Partners that underwrite workers’ compensation insurance. Other lines of business are typically managed directly by our Program Partners, or in some cases by TPAs. When our Program Partners or TPAs administer claims, our claims personnel are responsible for overseeing the Program Partner or TPA, including the management of loss reserves, settlement, arbitration and mediation. Claims are reported directly to the applicable Program Partner or TPA, which adheres to agreed-upon service level standards.

For business where we manage the claims, our experienced claims team of over 100 employees actively manages the claims. In our largest line of business, workers’ compensation, our philosophy is to provide an injured employee with the high-quality medical care as quickly as possible to reduce pain, expedite healing and lead to a faster and more complete recovery. Once an injured employee has healed, we aim to fully settle and achieve a full and complete release of the claim at the earliest opportunity. This approach to claims management enables us to lower our claim costs and settle the ultimate claim reserves more quickly. In order to achieve these outcomes, we manage our claims organization to ensure that each of our claims personnel is responsible for lower than industry average claims files per claims adjuster.

Our claims adjusters have settlement authority that varies by the line of business and the experience of each adjuster. In the case of a catastrophic claim, we may use a third-party administrator that specializes in these types of claims to ease the burden of catastrophic claims on our organization. In addition, our claims examiners work closely with our underwriting staff to keep apprised of claims trends. Vendor management is also an important component of effective claims management and our claims examiners work closely with our vendors to manage expenses and costs.

Reinsurance

We cede a portion of the risk we accept on our balance sheet to third-party reinsurers through a variety of reinsurance arrangements. We manage these arrangements to align risks with our Program Partners, optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements, as well as to limit our maximum loss resulting from a single program or a single event. We utilize both quota share and excess of loss ("XOL") reinsurance to achieve these goals. Quota share reinsurance involves the proportional sharing of premiums and losses of each defined program. Under XOL reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit, and are customized per program or across multiple programs. The cost and limits of the reinsurance coverage we purchase vary from year to year based on the availability of quality reinsurance at an acceptable price and our desired level of retention.

Quota share reinsurance
We utilize quota share reinsurance for several purposes, including (i) to cede risk to Program Partners, which allows us to share economics and align incentives and (ii) to cede risk to third-party reinsurers in order to manage our net written premiums appropriately based on our financial objectives, capital base, A.M. Best financial strength rating and risk appetite. It is a core pillar of our underwriting philosophy that Program Partners retain a portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs and leads to better underwriting results.

Catastrophe XOL reinsurance
We have designed an XOL reinsurance program to protect against catastrophic or other unforeseen extreme loss activity that could otherwise negatively impact our profitability and capital base. The majority of our exposure to catastrophe risk stems from the workers’ compensation premium we retain. Potential catastrophic events include an earthquake, terrorism or another event that could cause more than one covered employee working at the same location to be injured in the event. We believe we mitigate this risk by our focus on small- to mid-sized accounts, which means that we generally do not have concentrated employee counts at single locations that could be exposed to a catastrophic loss. As of December 31, 2020, our core catastrophe XOL reinsurance program covers 72.7% of our workers’ compensation business. We have a $2 million retention of which 50% is reinsured under a quota share reinsurance agreement with certain third-party reinsurers. We have purchased coverage for (i) 15% of $3 million of losses in excess of $2 million, (ii) 15% of $5 million of losses in excess of $5 million and (iii) 100% of $20 million of losses in excess of $10 million. We believe that our XOL reinsurance structure, which consolidates multiple programs under a single XOL reinsurance program comprised of three excess of loss reinsurance agreements with five professional reinsurers, significantly decreases our cost of reinsurance compared with each program maintaining its own XOL reinsurance program.

Summary workers' compensation reinsurance program

$30,000,000
4/1/2020 Excess of Loss Reinsurance $15M xs $15M Per Occurrence Risks Attaching

	4/1/2020 Excess of Loss Reinsurance $10M xs $5M Per Occurrence Risks Attaching	4/1/2020 Excess of Loss Reinsurance $5M xs $10M Per Occurrence Risks Attaching

$10,000,000
4/1/2020 Excess of Loss Reinsurance $5M xs $5M Per Occurrence Risks Attaching BIC Retention: 85%

$5,000,000
	4/1/2020 $3M xs $2M Per Occurrence Risks Attaching	4/1/2020 Excess of Loss Reinsurance $3M xs $2M Per Occurrence Risks Attaching BIC Retention: 85%

$2,000,000
	7/1/2020 Quota Share Reinsurance First $2M Per Occurrence Risks Attaching	7/1/2020 Quota Share Reinsurance First $2M Per Occurrence Risks Attaching - BIC Retention: 50%
$0

Collateral management

As a result of our extensive use of reinsurance in our business model, we effectively convert underwriting risk to credit risk of our Program Partners and other professional reinsurers. Accordingly, it is critical for the success of our business that we actively manage our credit exposures. We achieve this through active collateral management, including: (1) requiring our reinsurance partners who do not have an A.M. Best financial strength rating of "A-" or higher or who are not authorized reinsurers to post collateral equal to at least 100% of reserves for unearned premiums and losses and loss adjustment expense, including incurred but not yet reported ("IBNR") reserves, based on our assessment of expected losses; (2) securing collateral by trust funds, letters of credit or, more frequently, funds withheld accounts; and (3) reviewing collateral accounts on a monthly basis and secured with quarterly and annual "true-ups."

As of December 31, 2020, we had reinsurance recoverables on paid and unpaid losses of $343.2 million. Against these recoverables, we maintained $174.7 million of funds withheld and $128.7 million of other forms of collateral, for a total of approximately $303.4 million in credit protection from our reinsurers. As of December 31, 2020, we did not have any balance from reinsurers that was over 90 days old or in dispute and we held appropriate funding or collateral from all unauthorized reinsurers.

The following table sets forth our ten largest reinsurance recoverables by reinsurer as of December 31, 2020, in thousands:

Reinsurers:	A.M. Best Rating	Reinsurance Recoverables	Collateral	Net Recoverables
Markel Global Reinsurance Company	A	$84,757	$7,535	$77,222
Greenlight Reinsurance, Limited	A-	64,755	91,056	(26,301)
Arch Reinsurance Company (U.S.)	A+	38,542	4,422	34,120
Provistar Insurance Company, Limited	NR	37,377	40,753	(3,376)
Employers National Insurance Company Inc.	NR	16,440	22,918	(6,478)
First Insurance Company of Oklahoma, Inc.	NR	13,365	19,360	(5,995)
VGM Insurance Companies of America Limited	NR	12,071	19,709	(7,638)
Synergy Comp. Insurance Company	A-	12,061	14,789	(2,728)
Swiss Reinsurance America Corp	A+	7,620	—	7,620
Sunz Insurance Company	NR	6,568	29,078	(22,510)
Total		293,556	249,620	43,936
All other reinsurers		49,657	53,737	(4,080)
Total recoverables		$343,213	$303,357	$39,856

Technology

Our information technology department consisted of 19 employees as of December 31, 2020. Our Chief Information Officer ("CIO") has over 21 years of experience in the technology field. Our dedicated in- house system analysts support our key business systems. We believe our systems and technology allow us to quickly collect and analyze data, thereby improving our ability to manage our business. We have scalable, standardized infrastructure technology systems built for automation, efficiency and security, and are not burdened by legacy technology systems.

We operate on a digital platform with a data warehouse that collects and builds a robust repository of statistical data for our workers’ compensation business and a substantial amount of our other liability business. All of our workers’ compensation business data is automated through the data warehouse. Our platform provides a high degree of efficiency, accuracy and speed across all of our processes. We are able to use the data that we collect through Application Programming Interfaces ("APIs") to quickly analyze trends across all functions in our business. The data warehouse is easily searchable and contains most of the underwriting and claims information we collect at every level. We are able to track rates, monitor historical loss experience and reserve development and measure other relevant metrics at a granular level of detail. Our technology team is continuously enhancing this system to improve its capability and expand its use across our business.

Reserves

We record reserves for estimated losses of the policies that we underwrite and for loss adjustment expenses ("LAE") related to the investigation and settlement of policy claims. Our reserves for losses and LAE represent the estimated cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid as of a given point in time. We evaluate the overall adequacy of gross, ceded and net losses and LAE reserves in accordance with established actuarial standards to set our reserves. We establish reserves on a line of business basis at the individual program level. Consistent with our gross and net premium breakdown, reserves for workers’ compensation losses comprise the majority of our carried reserve position. Due to our shorter claims process and ability to close claims faster than competitors, we believe we are able to settle our ultimate reserves more quickly as well.

When a claim is first reported, we establish an initial case reserve for the estimated amount of our loss based on our estimate of the most likely outcome of the claim at that time. Generally, a case reserve is established within 30 days after the claim is reported and consists of anticipated medical costs, indemnity costs and specific adjustment expenses. This case reserve is set to cover the life of the claim based on information available at that point in time. At any point in time, the amount paid on a claim, as well as the reserve for future amounts to be paid, represents the estimated total cost of the claim or the case incurred amount. The estimated amount of loss for a reported claim is based on various factors, including:

•type of loss;
•severity of the injury or damage;
•age and occupation of the injured employee;
•estimated length of temporary disability;
•anticipated permanent disability;
•expected medical procedures, costs and duration;
•our knowledge of the circumstances surrounding the claim;
•insurance policy provisions, including coverage, related to the claim;
•jurisdiction of the occurrence; and
•other benefits defined by applicable statute.

Reserves are estimates involving actuarial projections of the expected ultimate cost to settle and administer claims at a given time, but are not expected to precisely represent the ultimate liability. Estimates are based on past loss experience modified for current trends as well as prevailing economic, legal, and social conditions. Such estimates are also based on facts and circumstances then known but are subject to significant uncertainty based on the outcome of various factors, such as future events, future trends in claim severity, inflation and changes in the judicial interpretation of policy provisions relating to the determination of coverage.

Reserves are set by our Reserve Committee in consultation with an independent third-party actuarial firm. Our Reserve Committee includes our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Underwriting, Vice President of Underwriting and Insurance Divisional Controller. The Reserve Committee meets semi-annually to review the actuarial reserving recommendations made by the independent actuary. Our independent third-party actuarial firm reviews our net reserves at June 30 and September 30 of each year and performs a comprehensive review of all programs at each year-end.

As of December 31, 2020, we have had aggregate favorable development of $39.9 million on our reserve estimates since 2014.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$14,456	$14,923	$16,636	$17,578	$17,620	$17,854	$18,419	$18,834	$18,793	$19,076	1,128	6,538
2012		21,857	21,831	20,697	21,053	20,331	20,058	20,646	20,690	20,651	1,540	5,393
2013			24,661	24,755	24,280	21,361	21,342	21,506	21,465	21,631	2,000	5,907
2014				24,580	22,777	21,726	21,571	21,095	21,054	20,897	2,502	6,965
2015					25,757	26,614	26,414	25,450	25,650	22,518	3,202	9,507
2016						35,281	33,672	32,554	30,165	27,340	4,949	19,063
2017							43,499	35,113	32,685	30,847	6,630	29,426
2018								47,263	41,630	39,880	9,689	25,154
2019									57,778	51,600	16,282	22,421
2020										63,734	30,029	21,026
										$318,174

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$3,954	$8,815	$12,631	$14,107	$15,405	$16,347	$17,085	$17,515	$18,091	$18,332
2012		6,143	11,996	14,480	16,249	17,196	18,188	19,098	19,399	19,704
2013			6,799	12,602	15,984	17,708	19,246	19,712	20,129	20,121
2014				6,011	12,005	14,814	16,666	17,260	18,238	18,507
2015					6,275	13,785	16,512	18,046	18,923	19,340
2016						8,110	16,791	19,677	20,780	22,138
2017							8,903	17,555	20,809	22,673
2018								10,339	22,279	26,852
2019									13,215	27,174
2020										14,487
										209,328
	All outstanding liabilities before 2011, net of reinsurance									5,734
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$114,580

Investments

Investment income is a significant component of our earnings. We invest our reserves and maintain a conservative investment portfolio primarily comprised of highly rated fixed income securities. Our investment strategy is to preserve capital and limit our exposure to investment risk. Our portfolio is managed by New England Asset Management, Inc. ("NEAM"), an investment management firm with a focus on insurance portfolios. Under our current agreement with NEAM, which we can terminate at any time upon 30 days’ notice, we pay NEAM a quarterly fee of a percentage of our assets under management. There are no minimum amounts of assets required under our agreement with NEAM. Our Investment Committee meets periodically and reports to our board of directors.

As of December 31, 2020, we had approximately $387.8 million of total cash and invested assets, net of all collateral held on behalf of our Program Partners under reinsurance treaties. The weighted average rating of the fixed income portfolio is "AA" and the weighted average duration is approximately 3.9 years. The fixed income portfolio pre-tax book yield was 2.41%.

We hold funds withheld balances in separate accounts for the benefit of our Program Partners. The funds withheld assets and associated investment income belong to our various Program Partners. However, we require that the assets in these accounts be managed in accordance with our investment guidelines. As of December 31, 2020, we had $174.7 million of funds held under reinsurance treaties.

	December 31,
	2020			2019
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Fixed maturities:
U.S. government and government securities	$17,135	$17,471	4.3%	$15,965	$16,129	4.8%
Foreign governments	300	302	0.1%	299	302	0.1%
States, territories and possessions	7,500	7,774	1.9%	4,789	4,923	1.5%
Political subdivisions of states territories and possessions	31,759	33,212	8.1%	24,444	25,104	7.4%
Special revenue and special assessment obligations	77,329	81,714	20.0%	59,149	61,405	18.1%
Industrial and public utilities	107,017	113,741	27.8%	119,735	123,207	36.4%
Commercial mortgage-backed securities	16,242	18,066	4.4%	15,586	16,312	4.8%
Residential mortgage-backed securities	91,478	93,017	22.7%	53,467	54,109	16.0%
Other loan-backed securities	39,293	39,945	9.7%	35,849	36,011	10.6%
Hybrid securities	356	362	0.1%	357	363	0.1%
Total fixed maturities	388,409	405,604	99.1%	329,640	337,865	99.8%
Equity securities:
Preferred stock	243	240	0.1%	337	343	0.1%
Common stock	1,554	3,534	0.8%	492	492	0.1%
Total equity securities	1,797	3,774	0.9%	829	835	0.2%
Total investments	$390,206	$409,378	100.0%	$330,469	$338,700	100.0%

	December 31,
	2020			2019
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Due in one year or less	$25,844	$26,107	6.4%	$17,822	$17,872	5.3%
Due after one year but before five years	102,491	107,516	26.5%	120,772	123,603	36.6%
Due after five years but before ten years	61,952	67,091	16.5%	50,398	52,893	15.7%
Due after ten years	51,109	53,862	13.3%	35,746	37,065	11.0%
Commercial mortgage-backed securities	16,242	18,066	4.5%	15,586	16,312	4.8%
Residential mortgage-backed securities	91,478	93,017	22.9%	53,467	54,109	16.0%
Other loan-backed securities	39,293	39,945	9.9%	35,849	36,011	10.6%
Total	$388,409	$405,604	100.0%	$329,640	$337,865	100.0%

	December 31,
	2020		2019
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Rating
AAA	$59,887	14.8%	$52,571	15.6%
AA	224,371	55.3%	153,838	45.5%
A	89,975	22.2%	101,040	29.9%
BBB	29,404	7.2%	30,245	9.0%
BB	1,921	0.5%	119	—%
Below investment grade	46	—%	52	—%
Total	$405,604	100.0%	$337,865	100.0%

Enterprise risk management

We have designed and implemented an enterprise risk management ("ERM") program to identify potential earnings and capital volatility and to maximize the value of the overall organization. The board of directors and its committees are supported in their oversight of our ERM process by an ERM Committee consisting of one independent board member and seven senior executives who each represent a critical operating unit of ours, including our CEO.

Our board of directors, ERM committee and senior management have identified five key risk areas for oversight within the ERM framework. The five key risk areas are credit risk, market risk, underwriting risk, strategic risk and operational risk. Within each key risk, we have identified specific risk sub-categories leading to the identification and analysis of more granular risks. Through a documented analytical process, the ERM committee continually reviews and evaluates these risks to monitor due to their potential impact on our businesses and periodically reports its findings to the board of directors and its committees. Our board of directors believes this overall structure and analytical process creates effective risk identification, appetite determination, controls, oversight, and management for our Company.

Competition

In general, the P&C insurance market is highly competitive. Some of our competitors have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. In the workers’ compensation insurance market our competitors include insurance companies, state insurance pools and self-insurance funds. According to the most recent market data from S&P Global, more than 247 insurance companies participated in the workers’ compensation market in 2019. We compete against State National Companies, Inc. and AF Group in the provision of issuing carrier services to program administrators.

Competition is based on many factors, including the reputation and experience of the insurer, coverages and services offered, pricing and other terms and conditions, speed of claims payment, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

As of March 2021, we have an "A" (Excellent) (Outlook Stable) financial strength rating ("FSR") from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best’s FSRs reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders.

A.M. Best currently assigns 16 FSRs to insurance companies, which currently range from "A++" (Superior) to "S" (Rating Suspended). "A" (Excellent) is the third highest FSR in the A.M. Best system. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its losses and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence.

Human capital

Overview
As of December 31, 2020, we had 334 employees. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement. We believe that our employee relationships are good.

Compensation and benefits
We believe that our employees are one of our most valuable assets. In order to attract and retain talent, we offer fair, competitive compensation and benefits to support our team members’ overall well-being. Employee compensation includes base pay, annual incentive compensation and, in some cases, stock compensation.

Diversity and inclusion
We are committed to fostering a diverse and inclusive work environment free from discrimination of any kind and that supports the communities we serve. We seek to recruit the best qualified employees regardless of gender, ethnicity or other protected traits and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

Regulation

Our business is subject to extensive regulation in the United States at both the state and federal level, including regulation under state insurance and federal laws. We cannot predict the impact of future state or federal laws or regulations on our business. Future laws and regulations, or the interpretation thereof, may materially adversely affect our financial condition and results of operations.

Insurance regulation - General
Our insurance subsidiaries are subject to extensive regulation and supervision by the states in which they are domiciled, particularly with respect to their financial condition. Benchmark is domiciled in Kansas and commercially domiciled in California, where it is regulated and supervised by the Kansas Insurance Department and the California Department of Insurance, respectively. ALIC is domiciled in Utah where it is regulated and supervised by the Utah Insurance Department. 7710 is domiciled in South Carolina where it is regulated and supervised by the South Carolina Department of Insurance. Our insurance subsidiaries are also subject to regulation by all states in which they transact business, which oversight in practice often focuses on review of their market conduct. Benchmark is licensed to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 49 states and Washington D.C. ALIC is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 38 states and Washington D.C. 7710 is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 9 states. The extent and scope of insurance regulation varies between jurisdictions, but most jurisdictions have laws and regulations governing the financial security of insurers, including admittance of assets for purposes of calculating statutory surplus, standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurers.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. State statutes and regulations also prescribe the permitted types and concentrations of investments by insurers. The primary purpose of this insurance industry regulation is to protect policyholders. P&C insurance companies are required to file detailed quarterly and annual statements with insurance regulatory authorities in each of the jurisdictions in which they are licensed or eligible to do business, and their operations and accounts are subject to periodic examination by such authorities. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit the ability to issue new policies if, in their judgment, the regulators determine that an insurer is not maintaining minimum statutory surplus or capital or if the further transaction of business will be detrimental to its policyholders.

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Kansas, California, Utah and South Carolina.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of net income during the applicable twelve-month period (not including realized capital gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department (ii) 100% of net income during the applicable twelve- month period (not including realized capital gains). Dividends shall not include pro rata distributions of any class of ALIC's own securities.

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in the 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of the 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in the 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710’s own securities.

In addition, payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of our insurance subsidiaries’ respective jurisdictions requiring that each insurance subsidiary hold a specified amount of minimum reserves in order to meet future obligations on its outstanding policies. These regulations specify that the minimum reserves shall be calculated to be sufficient to meet future obligations, giving consideration for required future premiums to be received, which are based on certain specified interest rates and methods of valuation, which are subject to change.

Insurance holding company regulation
We are an insurance holding company and, together with our insurance subsidiaries and our other subsidiaries and affiliates, are subject to the insurance holding company system laws of Kansas, California, Utah and South Carolina. These laws vary across jurisdictions, but generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the jurisdiction’s insurance regulatory authorities, to file reports disclosing certain information, including their capital structure, ownership, management, financial condition, enterprise risk and own risk and solvency assessment.

These laws also require disclosure of certain qualifying transactions between or among our insurance subsidiaries and us or any of our other subsidiaries or affiliates to which one or more of our insurance subsidiaries is a party. Such transactions could include loans, investments, sales, service agreements and reinsurance agreements among other similar inter-affiliate transactions. These laws also require that inter-company transactions be fair and reasonable. In certain circumstances, the insurance company must give prior notice of the transaction to the insurance department in its state of domicile, and the insurance department must either approve or disapprove the subject inter-company transaction within defined periods. Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and its financial needs.

The insurance holding company laws in some states, including Kansas, California, Utah and South Carolina, require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s parent company. Generally, to obtain approval from the insurance commissioner for any acquisition of control of an insurance company or its parent company, the proposed acquirer must file with the applicable commissioner an application containing certain information including with respect to the participant companies in, and terms of, the transaction. Different jurisdictions may have requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control.

Credit for reinsurance
State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. The Nonadmitted Reinsurance

Reform Act contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") provides that if the state of domicile of a ceding insurer is a National Association of Insurance Commissioners ("NAIC") accredited state, or has financial solvency requirements substantially similar to the requirements necessary for NAIC accreditation, and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. Because all states are currently accredited by the NAIC, the Dodd-Frank Act prohibits a state in which a U.S. ceding insurer is licensed but not domiciled from denying credit for reinsurance for the insurer’s ceded risk if the cedant’s domestic state regulator recognizes credit for reinsurance. The ceding company in this instance is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premium (which are that portion of written premiums which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves to the extent ceded to the reinsurer.

Statutory examinations
We are required to file detailed quarterly and annual financial statements, in accordance with prescribed statutory accounting rules with regulatory officials in each of the jurisdictions in which we do business. As part of their routine regulatory oversight process, the Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department and the South Carolina Department of Insurance conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of our insurance subsidiaries domiciled in their states.

Financial tests
The NAIC has developed a set of financial relationships or "tests," known as the Insurance Regulatory Information System or IRIS, which is designed for early identification of companies that may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing ratios. State insurance regulators review this statistical report, which is available to the public, together with an analytical report, prepared by and available only to state insurance regulators, to identify insurance companies that appear to require immediate regulatory attention. A "usual range" of results for each ratio is used as a benchmark.

Risk-based capital requirements
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk- based capital ("RBC") requirements for P&C insurers. All states have adopted the NAIC’s model law or a substantively similar law. The NAIC Risk-Based Capital Model Act requires insurance companies to submit an annual RBC Report, which compares an insurer’s Total Adjusted Capital with its Authorized Control Level RBC. A company’s RBC is calculated by using a specified formula that applies factors to various specified asset, premium, claim, expense and reserve items. The factors are higher for those items with greater underlying risk and lower for items with less underlying risk.

Total Adjusted Capital is defined as the sum of an insurer’s statutory capital and surplus and asset valuation reserve and the estimated amount of all dividends declared by the insurer’s board of directors prior to the end of the statement year that are not yet paid or due at the end of the year. The RBC Report is used by regulators to initiate appropriate regulatory actions relating to insurers that show indications of weak or deteriorating conditions. RBC is an additional standard for minimum capital requirements that insurers must meet to avoid being placed in rehabilitation or liquidation by regulators. The annual RBC Report, and the information contained therein, are not intended by the NAIC as a means to rank insurers.

RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. It provides a means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s Total Adjusted Capital in relation to its RBC, together with its trend in its Total Adjusted Capital, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer. The four determinations, potentially applicable under each jurisdiction’s laws, are essentially as follows:

•Company Action Level Event. Total Adjusted Capital is greater than or equal to 150% but less than 200% of RBC or Total Adjusted Capital greater than or equal to 200% but less than 250% of RBC, and has a negative trend. If there is a Company Action Level Event, the insurer must submit a plan (an "RBC Plan") outlining, among other things, the corrective actions it intends to take in order to remedy its capital deficiency.
•Regulatory Action Level Event. Total Adjusted Capital is greater than or equal to 100% but less than 150% of RBC or the insurer has failed to comply with filing deadlines for its RBC Report or RBC Plan. If there is a Regulatory Action Level Event, the insurer is also required to submit an RBC Plan. In addition, the insurance regulator must undertake a comprehensive examination of the insurer’s financial condition and must issue any appropriate corrective orders.
•Authorized Control Level Event. Total Adjusted Capital is below RBC but greater than or equal to 70% of RBC or the insurer has failed to respond to a corrective order. As noted above, if there is an Authorized Control Level Event, the insurance regulator may seek rehabilitation or liquidation of the insurer if it deems it to be in the best interests of the policyholders and creditors of the insurer and the public.
•Mandatory Control Level Event. Total Adjusted Capital is below 70% of RBC. If there is a Mandatory Control Level Event, the insurance regulator must seek rehabilitation or liquidation of the insurer.

Market conduct
Our insurance subsidiaries are subject to periodic market conduct exams ("MCE") in any jurisdiction where they do business. An MCE typically entails review of business activities, such as operations and management, complaint handling, marketing and sales, producer licensing, policyholder service, underwriting and rating, and claims handling. Regulators may impose fines and penalties upon finding violations of regulations governing such business activities.

Rate and form approvals
Our insurance subsidiaries are subject to each state’s laws and regulations regarding rate and form approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to increase rates and the relative timing of the process are dependent upon each state’s respective requirements.

Claims adjusting
Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled.

Assessments against insurers
Under the insurance guaranty fund laws existing in each state and Washington D.C., licensed insurers can be assessed by insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws provide for annual limits on the assessments and for an offset against state premium taxes. These premium tax offsets must be spread over future periods ranging from five to 20 years. Since these assessments typically are not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, we cannot accurately determine the amount or timing of any future assessments.

Regulation of investments
We are subject to state laws and regulations that require diversification of our investment portfolios and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, equity real estate, other equity investments and derivatives. Failure to comply with these requirements and limitations could cause affected investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such non-qualifying investments.

Statutory accounting principles
Statutory accounting principles ("SAP"), are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Potential issuing carrier restrictions
In certain states, including Florida and Kentucky, the Insurance Commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance departments in states in which there is no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

Enterprise risk and other developments
The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level.

The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the "Model Holding Company Act") and its Insurance Holding Company System Model Regulation (the "Model Holding Company Regulation"). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation explicitly address "enterprise" risk - the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole - and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the Model Holding Company Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction. Some form of the 2010 amendments to the Model Holding Company Act has been adopted in all states.

In December 2014, the NAIC adopted additional revisions to the Model Holding Company Act, updating the model to clarify the group-wide supervisor for a defined class of internationally active insurance groups. The revisions also outline the process for determining the lead state for domestic insurance groups, outline the activities the commissioner may engage in as group-wide supervisor and extend confidentiality protections to cover information received in the course of group-wide supervision. The 2014 revisions to the Model Holding Company Act have been adopted in all accredited U.S. jurisdictions.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. If and when the ORSA Model Act is adopted by a particular state, the ORSA Model Act would impose more extensive filing requirements on parents and other affiliates of domestic insurers. Each of Kansas, California and Utah have adopted their version of the ORSA Model Act. Our insurance company subsidiaries, Benchmark, ALIC and 7710, will be subject to the requirements of the ORSA Model Act adopted in Kansas, California, Utah and South Carolina, respectively, when their direct written premiums and unaffiliated assumed premiums, if any, exceed $500 million (Benchmark, ALIC and 7710 are currently exempt from such requirements based on the amount of their direct written premiums and unaffiliated assumed premiums).

Privacy regulation
Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health- related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate the use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Cybersecurity regulation
The NAIC adopted the Insurance Data Security Model Law in October 2017. As of the date of this Annual Report, 11 states, including South Carolina but not including Kansas, California or Utah, have adopted the model law or a variation of it. We expect that additional regulations could be enacted in other jurisdictions that could impact our cybersecurity program. Depending on these and other potential implementation requirements, we will likely incur additional costs of compliance.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.trean.com, as soon as reasonably practicable after they are filed electronically with the SEC. The information on our website is not a part of this Annual Report.

Item 1A. Risk Factors

The execution of our business strategy, our results of operations and our financial condition are subject to inherent risks and uncertainties. A summary of certain material risks is provided below, and you should carefully consider these risks and uncertainties, as well as the financial and other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, in evaluating any investment decision involving the Company. This section does not describe all risks and uncertainties applicable to us and is intended only as a summary of certain factors that could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects and the industry in which we operate. Other sections of this Annual Report on Form 10-K contain additional information about these and other risks and uncertainties. The occurrence of any of these risks and uncertainties could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects and cause the value of our stock to decline, which could cause you to lose all or part of your investment.

Risks related to COVID-19

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

It is still difficult to determine the ultimate effect of the significantly impacted financial markets, businesses, households and communities resulting from the COVID-19 pandemic, will have on our future revenues or expected claims and losses. Legislative and regulatory initiatives taken, or which may be taken in the future in response to COVID-19, may adversely affect our operations, particularly with respect to our workers’ compensation businesses. Adverse effects could include:
•Legislative or regulatory action seeking to retroactively mandate coverage for losses, which our policies would not otherwise cover or have been priced to cover;
•Regulatory actions relaxing reporting requirements for claims, which may affect coverage under our claims made and reported policies;
•Legislative actions prohibiting us from canceling policies in accordance with our policy terms or non-renewing policies at their expiration date;
•Legislative orders to provide premium refunds, extend premium payment grace periods and allow time extensions for past due premium payments;

•We may have increased workers’ compensation loss expense and claims frequency if policyholder employees in high risk roles with essential businesses contract COVID-19 in the workplace;
•We may have increased workers’ compensation loss expense and claims frequency if policyholder employees experience an adverse reaction to COVID-19 vaccines due to the employer requiring or strongly encouraging vaccination for employees—a majority of case law thus far has determined adverse reactions in these situations are compensable under workers’ compensation laws;
•We have not seen a significant increase in incurred losses due to the COVID-19 pandemic, high unemployment and low interest rates could adversely affect our profitability and declining payrolls could adversely affect our workers' compensation written premiums;
•Travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business;
•Alternative working arrangements, including employees working remotely, which could negatively impact our business should such arrangements remain for an extended period of time;
•We may experience elevated frequency and severity in our workers’ compensation lines as a result of legislative or regulatory action to effectively expand workers’ compensation coverage for certain types of workers; and
•We may experience delayed reporting of losses, settlement negotiations and disputed claims resolution above our normal claims resolution trends.

The occurrence of any of these events or experiences, individually or collectively, could materially and adversely affect our business, financial condition and results of operations.

Risks related to our business and industry

Failure of our Program Partners or our Owned MGAs to properly market, underwrite or administer policies could adversely affect us.
The marketing, underwriting, claims administration and other administration of policies in connection with our issuing carrier services and for business written directly by our Owned MGAs are the responsibility of our Program Partners and our Owned MGAs. Any failure by them to properly handle these functions could result in liability to us. Even though our Program Partners may be required to compensate us for any such liability, there are risks that such compensation may be insufficient or entirely unavailable—for example, if the relevant Program Partner becomes insolvent or is otherwise unable to pay us. Any such failures could result in monetary losses, create regulatory issues or harm our reputation, which could materially and adversely affect our business, financial condition and results of operations.

We depend on a limited number of Program Partners for a substantial portion of our gross written premiums.
We source a significant amount of our premiums from our Program Partners, which are generally MGAs and insurance companies. Historically, we have focused our business on a limited group of core Program Partners and have sought to grow the business by expanding existing Program Partner relationships and selectively adding new Program Partners. For the years ended December 31, 2020 and 2019, approximately 35% and 34% of our gross written premiums were derived from our top ten Program Partners.

A significant decrease in business from, or the entire loss of, any of our largest Program Partners or several of our other Program Partners may materially adversely affect our business, financial condition and results of operations. More than half of our gross written premiums are written in three key states.

Our business is subject to significant geographic concentration, as more than half of our gross written premiums are written in three key states.
For the year ended December 31, 2020, we derived approximately 42%, 9% and 6%, respectively, of our gross written premiums in the states of California, Michigan and Texas. As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions including any single, major catastrophic event, series of events or other condition causing significant losses in California, Michigan and Texas, could materially adversely affect our business, financial condition and results of operations.

A downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries may negatively affect our business.
Our insurance company subsidiaries are evaluated for overall financial strength by A.M. Best to receive financial strength ratings ("FSRs"), which are an important factor in establishing the competitive position of insurance companies. These FSRs reflect A.M. Best’s opinion of our insurance company subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Our insurance company subsidiaries’ FSRs are subject to periodic review, and the criteria used in the rating methodologies are subject to change. While all of our insurance company subsidiaries are currently rated "A" (Excellent), their FSRs are subject to change. In addition, a significant portion of our business is conducted through small- and mid-sized insurance carriers, program managers and other insurance organizations that do not have an A.M. Best FSR themselves or otherwise require a highly rated carrier, such as ourselves, to meet their business objectives. A downgrade in our insurance company subsidiaries’ FSRs could lead to our Program Partners doing business preferentially with other insurance companies and materially adversely affect our business, financial condition and results of operations.

If we are unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders, our business, financial condition and results of operations may be materially and adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses and LAE and other general and administrative expenses in order to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower policyholder retention, resulting in lower revenues. Pricing is a highly complex exercise involving the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. To accurately price our policies, we must:
•collect and properly analyze a substantial volume of data from our insureds;
•develop, test and apply appropriate actuarial projections and ratings formulas;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our insureds’ losses with reasonable accuracy.

We seek to implement our pricing accurately in accordance with our assumptions. Our ability to undertake these efforts successfully and, as a result, accurately price our policies, is subject to a number of risks and uncertainties, including:
•insufficient or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our failure to implement appropriate actuarial projections and ratings formulas or other pricing methodologies;
•regulatory constraints on rate increases;
•our failure to accurately estimate investment yields and the duration of our liability for losses and LAE; and
•unanticipated court decisions, legislation or regulatory action.

If actual renewals of our existing contracts do not meet expectations, our written premiums in future years and our future results of operations could be materially adversely affected.
Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on and highly sensitive to price. If actual renewals do not substantially meet expectations or if we choose not to write a renewal because of pricing conditions, our written premiums in future years and our future operations would be materially adversely affected.

We may change our underwriting guidelines or our strategy without stockholder approval.
Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled "Business" or elsewhere in this Annual Report on Form 10-K.

We may act based on inaccurate or incomplete information regarding the accounts we underwrite.
We rely on information provided by insureds or their representatives when underwriting insurance policies, and this information may be incorrect or incomplete. While we may make inquiries to validate or supplement the information provided, such inquiries cannot eliminate all risk that the information provided will be correct and complete and will include all factors and context relevant to our underwriting decisions and process. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.

Our employees could take excessive risks, which could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of evaluating and binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in both the setting and execution of our business strategy and the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of strategic directives or the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

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
Although we engage in other businesses, 76.2% of our gross written premiums for the year ended December 31, 2020 were attributable to workers’ compensation insurance policies providing both primary and excess coverage. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our business, financial condition and results of operations. For example, if one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could materially and adversely affect our business, financial condition and results of operations.

The insurance industry is cyclical in nature.
The financial performance of the insurance industry has historically fluctuated with periods of lower premium rates and excess underwriting capacity resulting from increased competition followed by periods of higher premium rates and reduced underwriting capacity resulting from decreased competition. Although the financial performance of an individual insurance company depends on its own specific business characteristics, the profitability of many insurance companies tends to follow this cyclical market pattern. Because this market cyclicality is due in large part to the actions of our competitors and general economic factors all of which are outside of our control, we cannot predict the timing, duration or magnitude of changes in the market cycle. We expect these cyclical patterns will cause our revenues and net income to fluctuate, which may cause the market price of our common stock to be more volatile.

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
As industry practices and economic, legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:
•judicial expansion of policy coverage and the impact of new theories of liability;
•plaintiffs targeting property and casualty (P&C) insurers in purported class action litigation relating to claims-handling and other practices;
•medical developments that link health issues to particular causes, resulting in liability claims; and
•claims relating to unanticipated consequences of current or new technologies, including cyber-security related risks and claims relating to potentially changing climate conditions.

In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known until many years after the policies are issued.

In addition, the potential passage of new legislation or effects of court decisions that expand the right to sue, remove limitations on recovery, extend applicable statutes of limitations or otherwise repeal or weaken tort reforms could have an adverse impact on our business.

The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict and could harm our business and materially adversely affect our results of operations.

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk.
We have developed and continue to develop enterprise-wide risk management policies and procedures to mitigate risk and loss to which we are exposed. There are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not anticipated, identified or accurately assessed. If our risk management policies and procedures are ineffective, we may suffer unexpected losses and could be materially adversely affected. As our business changes and the markets in which we operate evolve, our risk management framework may not adapt at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not adequately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience, the effectiveness of our risk management strategies may be insufficient, resulting in losses to us. In addition, we may be unable to effectively review and monitor all risks and our employees may not follow our risk management policies and procedures.

In addition, the NAIC and state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. Our insurance company subsidiaries are subject to regulation in Kansas, the state of domicile of Benchmark, California, where Benchmark is commercially domiciled, Utah, the state of domicile of ALIC, and South Carolina, the state of domicile of 7710 Insurance Company. The Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department, and the South Carolina Department of Insurance, the primary regulators of our insurance company subsidiaries, have adopted regulations implementing a requirement under the Kansas, California, Utah and South Carolina insurance laws, respectively, for insurance holding companies to adopt a formal enterprise risk management (ERM) function and to file an annual enterprise risk report. The regulations also require domestic insurers to conduct an Own Risk and Solvency Assessment (ORSA) and to submit an ORSA summary report prepared in accordance with the NAIC’s ORSA Guidance Manual. While we operate within an ERM framework designed to assess and monitor our risks, we may not be able to effectively review and monitor all risks, our employees may not all operate within the ERM framework and our ERM framework may not result in our accurately identifying all risks and limiting our exposures based on our assessments.

If we are unable to obtain reinsurance coverage at reasonable prices or on terms that adequately protect us, we may be required to bear increased risks or reduce the level of our underwriting commitments.
Our insurance company subsidiaries purchase reinsurance as part of our overall risk management strategy. While reinsurance does not discharge our insurance company subsidiaries from their obligation to pay claims for losses insured under their insurance policies, it does make the reinsurer liable to them for the reinsured portion of the risk. As part of our strategy for our issuing carrier business, we reinsure underwriting risk to third-party reinsurers. At the inception of a new program, we typically act as an issuing carrier where we reinsure a substantial amount of such risk to third parties. For these reasons, reinsurance is an important tool to manage transaction and insurance risk retention and to mitigate losses. We may be unable to maintain our current reinsurance arrangements or to obtain other reinsurance in adequate amounts and at favorable rates, particularly if reinsurers become unwilling or unable to support our specialized issuing carrier model in the future. Additionally, market conditions beyond our control may impact the availability and cost of reinsurance and could have a material adverse effect on our business, financial condition and results of operations. In recent years, our Program Partners have benefited from favorable market conditions, including growth in the role of MGAs and of offshore and other alternative sources of reinsurance. A decline in the availability of reinsurance, increases in the cost of reinsurance or a decreased level of activity by MGAs could limit the amount of issuing carrier business we could write and materially and adversely affect our business, financial condition, results of operations and prospects. We may, at certain times, be forced to incur additional costs for reinsurance or may be unable to obtain sufficient reinsurance on terms acceptable to us. In the latter case, we would have to accept an increase in exposure to risk, reduce the amount of business written by our insurance company subsidiaries or seek alternatives in line with our risk limits, all of which could materially adversely affect our business, financial condition and results of operations.

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
We purchase reinsurance to transfer part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the reinsured) of our liability to policyholders. Accordingly, we are exposed to credit risk with respect to our reinsurers to the extent the reinsurance receivable is not sufficiently secured by collateral or does not benefit from other credit enhancements. We also bear the risk that a reinsurer may be unwilling to pay amounts we have recorded as reinsurance recoverable for any reason, including that:
•the terms of the reinsurance contract do not reflect the intent of the parties of the contract or there is a disagreement between the parties as to their intent;
•the terms of the contract cannot be legally enforced;
•the terms of the contract are interpreted by a court or arbitration panel differently than intended;

•the reinsurance transaction performs differently than we anticipated due to a flawed design of the reinsurance structure, terms or conditions; or
•a change in laws and regulations, or in the interpretation of the laws and regulations, materially affects a reinsurance transaction.

The insolvency of one or more of our reinsurers, or their inability or unwillingness to make timely payments if and when required under the terms of our contracts, could materially adversely affect our business, financial condition and results of operations.

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

Retention of business written by us or our Program Partners could expose us to potential losses.
We retain risk for our own account on business underwritten by both our insurance company subsidiaries and our Program Partners. The determination to retain risk by reducing the amount of reinsurance we purchase, or by not purchasing reinsurance for a particular risk, customer segment or niche, is based on a complex variety of factors, including market conditions, pricing, availability of reinsurance, our capital levels, loss experience, and tolerance. A determination by us to retain greater risk increases our financial exposure to losses and significant losses could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our loss reserves may be inadequate to cover our actual losses.
Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported and unreported losses and the related LAE. Loss reserves are estimates of the ultimate cost of claims and do not represent a precise calculation of any ultimate liability. These estimates are based on historical information and on estimates of future trends that may affect the frequency and severity of claims that may be reported in the future. Estimating loss reserves is a difficult, complex and inherently uncertain process involving many variables and subjective judgments. As part of the reserving process, we review historical data and consider the impact of various factors such as:
•loss emergence and cedant reporting patterns;
•underlying policy terms and conditions;
•business and exposure mix;
•trends in claim frequency and severity;
•changes in operations;
•emerging economic and social trends;
•inflation; and
•changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. It also assumes that adequate historical or other data exists upon which to make these judgments. For more information on the estimates used in the establishment of loss reserves, see "Management’s discussion and analysis of financial condition and results of operations - Critical accounting estimates - Reserves for unpaid losses and loss adjustment expenses" in this Annual Report on Form 10-K. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of reserves and actual results are likely to differ from original estimates, perhaps materially. If the actual amount of insured losses is greater than the amount we have reserved for these losses, our profitability could suffer.

We may not be able to manage our growth effectively.
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. To effect our growth strategy, however, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or effectively incorporate any acquisitions we make in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow our business will depend in part on the addition of new Program Partners, and our inability to effectively onboard such new Program Partners could have a material adverse effect on our business, financial condition and results of operations.
Our ability to grow our business will depend in part on the addition of new Program Partners. If we do not effectively onboard our new Program Partners, including assisting such Program Partners to quickly resolve any post-onboarding issues and provide effective ongoing support, our ability to add new Program Partners and our relationships with our existing Program Partners could be adversely affected. Additionally, our reputation with potential new customers could be damaged if we fail to meet the requirements of our customers as a result of any of our failure to effectively onboard new Program Partners. Such reputational damage could make it more difficult for us to attract new and retain existing Program Partners, which could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.
We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business and industry. The pool of talent from which we actively recruit may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Should any of our executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our business and results of operations.

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

Our primary market risk exposures are to changes in interest rates. See "Item 7A — Quantitative and Qualitative Disclosures About Market Risk." In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, which, in turn, may adversely affect our profitability. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC, the Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department and the South Carolina Department of Insurance. Our investment objectives may not be achieved in whole or in part, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses.

Any shift in our investment strategy could increase the risk exposure of our investment portfolio and the volatility of our results, which, in turn, may adversely affect our profitability.
Our investment strategy has historically been focused on fixed income securities which have historically been subject to less volatility but also lower returns as compared to certain other asset classes. In the future, our investment strategy may include a greater focus on investments in equity securities, which are subject, among other things, to changes in value that may be attributable to market perception of a particular issuer or industry or to general stock market fluctuations that affect all issuers. Common stocks also generally subject their holders to greater risk of loss than preferred stocks and debt securities because common stockholders’ claims are subordinated to those of holders of preferred stocks and debt securities upon the bankruptcy of the issuer. For these reasons, among others, investments in equity securities have historically been more volatile than investments in other asset classes such as fixed income securities. An increase in the overall risk exposure of our investment portfolio could increase the volatility of our results, which, in turn, may adversely affect our profitability.

We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the expected duration of our losses and loss adjustment expenses reserves to ensure sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment expenses reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all and sales of our investments could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.

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
We compete with a large number of other companies in the insurance industry for underwriting premium. During periods of intense competition for premium, in particular, our business may be challenged to maintain competitiveness with other companies that may seek to write policies without the same regard for risk and profitability as we have exhibited historically. During these times, it may be difficult for us to grow or maintain premium volume without lowering underwriting standards, sacrificing income, or both.

In addition, we face competition from a wide range of specialty insurance companies, underwriting agencies and intermediaries, as well as diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing, management and other resources. Some of these competitors also have greater market recognition than we do. The greater resources or market presence that these competitors possess may enable them to avoid or defray particular costs, employ greater pricing flexibility, have a higher tolerance for risk or loss, or exploit other advantages that may make it more difficult for us to compete. We may incur increased costs in competing for underwriting revenues in this environment. If we are unable to compete effectively in the markets in which we operate or expand our operations into new markets, our underwriting revenues may decline, as well as overall business results.

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
Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, acts of terrorism, explosions and fires, cyber-crimes, public health crises, illness, epidemics or pandemic health events, product defects, mass torts and other catastrophes may adversely affect our business in the future. Such catastrophic events, and any relevant regulations, could expose us to:
•widespread claim costs associated with P&C and workers’ compensation claims;
•losses resulting from a decline in the value of our invested assets;
•losses resulting from actual policy experience that is adverse compared to the assumptions made in product pricing;
•declines in value and/or losses with respect to companies and other entities whose securities we hold and counterparties with whom we transact business to whom we have credit exposure, including reinsurers, and declines in the value of investments; and
•significant interruptions to our systems and operations.

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
Scientific evidence indicates that man-made production of greenhouse gas has had, and will continue to have, an adverse effect on the global climate. There is a growing consensus today that climate change increases the frequency and severity of extreme weather events and, in recent years, the frequency of extreme weather events appears to have increased. We cannot predict whether or to what extent damage that may be caused by natural events, such as wild fires, severe tropical storms and hurricanes, will affect our ability to write new insurance policies and reinsurance contracts, but, to the extent our policies are concentrated in the specific geographic areas in which these events occur, the increased frequency and severity of such events and the total amount of our loss exposure in the impacted areas of such events may adversely affect our business, financial condition and results of operations. In addition, although we have historically had limited exposure to catastrophic risk, claims from catastrophic events could reduce our earnings and cause substantial volatility in our business, financial condition and results of operations for any period. However, assessing the risk of loss and damage associated with the adverse effects of climate change and the range of approaches to address loss and damage associated with the adverse effects of climate change, including impacts related to extreme weather events and slow onset events, remains a challenge and might adversely affect our business, financial condition and results of operations.

Because our business depends on insurance brokers, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.
Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays its policy premium to its broker for payment on behalf of our insurance subsidiaries, the premium may be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with whom we work. Where necessary, we review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the absence of related premiums being paid to us.

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

Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights.
Our success and ability to compete depend in part on our intellectual property, which includes our rights in our proprietary technology platform and our brand. We primarily rely on copyright, trade secret and trademark laws, and confidentiality agreements with our employees, customers, service providers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity, enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our success depends also in part on our not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Technology risks

Technology breaches or failures of our or our business partners’ systems could adversely affect our business.
Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. While we and our business partners and service providers employ measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data (personal or otherwise) and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. In 2020, we discovered that we were subject to a cybersecurity incident that involved a third party obtaining unauthorized access to an employee’s electronic mailbox that was compromised in August 2019 through a phishing email. In conjunction with our cybersecurity insurance carrier, we engaged outside counsel and a consulting firm specializing in digital forensics. The incident did not have a significant effect on our business, financial performance or reputation. In conjunction with our internal evaluation and through consultation with outside counsel, we performed a targeted notification of the data breach to those affected individuals for which we had accurate contact information and this matter is considered closed.

In November 2020, we discovered that one of our subsidiaries was subject to an incident involving a third party obtaining unauthorized access to an employee's electronic mailbox through a phishing email. Through our internal investigations, it was determined that no additional email accounts were compromised. Our cybersecurity insurance carrier was engaged, and it was determined that the exposure did not warrant additional data forensics. The incident did not have a significant effect on our business, financial performance or reputation. Significant security controls and system upgrades have since been implemented to mitigate risks. As a result of our internal evaluation and in consultation with outside insurance carrier, this matter is considered closed.

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

We employ third-party licensed software for use in our business and the inability to maintain these licenses or errors in the software we license, could result in increased costs, or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Legal and regulatory risks

We are subject to extensive regulation.
Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:
•approval of policy forms and premium rates;
•standards of solvency, including risk-based capital measurements;
•licensing of insurers;
•challenging our use of fronting arrangements in states in which our Program Partner is not licensed;
•imposing minimum capital and surplus requirements for insurance company subsidiaries;
•restrictions on agreements with our large revenue-producing agents;
•cancellation and non-renewal of policies;
•restrictions on the nature, quality and concentration of investments;
•restrictions on the ability of our insurance company subsidiaries to pay dividends to us;
•restrictions on transactions between our insurance company subsidiaries and their affiliates;
•restrictions on the size of risks insurable under a single policy;
•requiring deposits for the benefit of policyholders;
•requiring certain methods of accounting;
•periodic examinations of our operations and finances;
•prescribing the form and content of records of financial condition required to be filed; and
•requiring reserves for unearned premium, losses and other purposes.

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

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulators (the Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department and the South Carolina Department of Insurance), as a public company we will also be subject to the rules and regulations of the SEC and the securities exchange on which our common stock is listed, each of which regulate many areas such as financial and business disclosures, corporate governance and stockholder matters. We are also subject to laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws.

We monitor these laws, regulations and rules on an ongoing basis to ensure compliance and make appropriate changes as necessary. Implementing such changes may require adjustments to our business methods, increases to our costs and other changes that could cause us to be less competitive in our industry. For further information on the regulation of our business, see the "Item 1 — Business."

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

If regulators in any of the states where we conduct our issuing carrier business were to prohibit or limit the arrangement, we would be prevented or limited from conducting that business for which a capacity provider is not authorized in those states, unless and until the capacity provider is able to obtain the necessary licenses. This could have a material and adverse effect on our business, financial condition and results of operations. See "We depend on a limited number of Program Partners for a substantial portion of our gross written premiums."

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

We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our customers or employees. On October 24, 2017, the NAIC adopted an Insurance Data Security Model Law, which requires licensed insurance entities to comply with detailed information security requirements. The NAIC model law has been adopted by certain states and is under consideration by others. It is not yet known whether or not, and to what extent, states legislatures or insurance regulators where we operate will enact the Insurance Data Security Model Law, in whole, in part, or in a modified form. Such enactments, especially if inconsistent between states or with existing laws and regulations, could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. Any such events could potentially have an adverse impact on our business, financial condition or results of operations.

As a holding company, we rely on dividends and payments from our insurance company subsidiaries to operate our business. Our ability to receive dividends and permitted payments from our subsidiaries is subject to regulatory constraints.
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

In addition, dividends payable from our insurance company subsidiaries without the prior approval of the applicable insurance commissioner are limited to the greater of 10% of (a) Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (b) 100% of net income during the applicable twelve-month period (not including realized capital gains); in Utah, the lesser of 10% of (x) ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department, or

(y) 100% of net income during the applicable twelve-month period (not including realized capital gains); and in South Carolina, the greater of 10% of earned surplus or 100% of net income from operations. As of December 31, 2020, the maximum amount of unrestricted dividends that our insurance company subsidiaries could pay to us without approval was $23.9 million. Our insurance company subsidiaries may be unable to pay dividends in the future, and the limitations of such dividends could adversely affect our business, liquidity or financial condition.

We may have exposure to losses from acts of terrorism as we are required by law to provide certain coverage for such losses.
U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines, including workers’ compensation. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (TRIPRA) requires commercial P&C insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under TRIPRA, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under TRIPRA of our losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial P&C insurance. Based on our 2020 earned premiums, our aggregate deductible under TRIPRA during 2021 is approximately $80 million. The federal government will then reimburse us for losses in excess of our deductible, which will be 80% of losses in 2020, up to a total industry program limit of $100 billion.

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

Changes in federal, state or foreign tax laws could adversely affect our business, financial condition, results of operations and liquidity.
Changes in federal, state or foreign tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition. The Company’s federal and state tax returns reflect certain items such as tax-exempt bond interest, tax credits, and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform in the U.S., federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies, and/or its policyholders. In addition, the Organization for Economic Co-operation and Development’s efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes, if enacted, could increase the Company’s overall tax burden, adversely affecting the Company’s business, financial condition and results of operation.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the "Tax Cuts and Jobs Act" ("Tax Reform"). There is a risk that Congress could enact future legislation that may change or eliminate the provisions of that Tax Reform or affect how the provisions apply to the Company, including a federal corporate tax rate increase or other changes that may affect the manner in which insurance companies are taxed. Moreover, individual states could enact changes in state tax laws, either in response to the Tax Reform or to any changes to it that Congress may enact that, in turn, could adversely affect the Company's business and financial results.

The discontinuance of LIBOR may adversely affect the value of certain investments we hold and any other assets or liabilities whose value may be tied to LIBOR.
LIBOR is an indicative measure of the average interest rate at which major global banks could borrow from one another. LIBOR is used as a benchmark or reference rate in floating rate fixed maturities that are part of our investment portfolio, as well as our secured credit facility.

In July 2017, the U.K. Financial Conduct Authority announced that by the end of 2021, it intends to stop persuading or compelling banks to report information used to set LIBOR, which could result in LIBOR no longer being published after 2021 or a determination by regulators that LIBOR is no longer representative of its underlying market. Since 2017, actions by regulators have resulted in efforts to establish alternative reference rates to LIBOR in several major currencies. The Alternative Reference Rate Committee, a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Funding Rate ("SOFR") as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The Federal Reserve Bank of New York began publishing daily SOFR in April 2018. Development of broadly accepted methodologies for transitioning from LIBOR, an unsecured forward-looking rate, to SOFR, a secured rate based on historical transactions, is ongoing.

The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR, which will vary depending on (1) existing contract language to determine a LIBOR replacement rate, referred to as "fallback provisions", in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallback provisions for both existing and new products or instruments. At this time, it is not possible to predict how markets will respond to these new rates and the effect that the discontinuation of LIBOR might have on new or existing financial instruments. If LIBOR ceases to exist or is found by regulators to no longer be representative, outstanding contracts with interest rates tied to LIBOR may be adversely affected and impact our results of operations through a reduction in value of some of our LIBOR referenced floating rate investments and an increase in the interest we pay on our secured credit facility. Additionally, any discontinuation of or transition from LIBOR may impact pricing, valuation and risk analytic processes.

Risks related to our common stock

Our stock price may be volatile or may decline regardless of our operating performance.
Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this section of the Annual Report, are:
•our operating and financial performance and prospects;
•our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•changes in earnings estimates or recommendations by securities analysts who cover our common stock;
•fluctuations in our quarterly financial results or earnings guidance or the quarterly financial results or earnings guidance of companies perceived to be similar to us;
•changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders, including our principal stockholders, or the incurrence of additional debt;
•departure of key personnel;
•reputational issues;
•changes in general economic and market conditions;
•changes in industry conditions or perceptions or changes in the market outlook for the insurance industry; and

•changes in applicable laws, rules or regulations, regulatory actions affecting us and other dynamics.
The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock. In addition, price volatility may be greater if the public float and trading volume of shares of our common stock are low.

If securities analysts do not publish research or reports about our business or our industry or if they issue unfavorable commentary or negative recommendations with respect to our common stock, the price of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that equity research and other securities analysts publish about us, our business and our industry. We do not have control over these analysts and we may be unable or slow to attract research coverage. One or more analysts could issue negative recommendations with respect to our common stock or publish other unfavorable commentary or cease publishing reports about us, our business or our industry. If one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common stock price could decline rapidly and our common stock trading volume could be adversely affected.

Our principal stockholders will be able to exert significant influence over us and our corporate decisions.
Our principal stockholders, the Altaris Funds, hold approximately 55% of our common stock as of December 31, 2020. As a result, our principal stockholders are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our principal stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and may ultimately affect the market price of our common stock.

In connection with our IPO, we entered into a director nomination agreement (the "Director Nomination Agreement") with the Altaris Funds. So long as the Altaris Funds own 35% or more of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate three individuals to our board of directors; so long as the Altaris Funds own 20% or more but less than 35% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate two individuals to our board of directors; and so long as the Altaris Funds own 10% or more but less than 20% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate one individual to our board of directors. Subject to limited exceptions, we will include these nominees in the slate of nominees recommended to our stockholders for election as directors.

As long as our principal stockholders own a majority of our common stock, we may rely on certain exemptions from the corporate governance requirements of the Nasdaq available for "controlled companies."
We are a "controlled company" within the meaning of the corporate governance listing requirements of the Nasdaq because our principal stockholders will continue to own more than 50% of our outstanding common stock. A controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq. Accordingly, our board of directors will not be required to have a majority of independent directors and our compensation, nominating and corporate governance committee will not be required to meet the director independence requirements to which we would otherwise be subject until such time as we cease to be a "controlled company." If we elect to rely on "controlled company" exemptions, you will not have certain of the protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.

Our principal stockholders could sell their interests in us to a third party in a private transaction, which may subject us to the influence of a currently unknown third party without the payment of any change-of-control premium to other stockholders.
Because our principal stockholders beneficially own more than 50% of our common stock, they will have the ability, should they choose to do so, to sell some or all of their shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in another party gaining significant influence over us.

The ability of our principal stockholders to sell their shares of our common stock privately, with no requirement for a concurrent offer to be made to acquire shares of our outstanding common stock held by our other stockholders, could subject us to the influence of a currently unknown third party, up to and including a change of control, without the payment of any change-of-control premium to our other stockholders.

Sales or issuances of a substantial amount of shares of our common stock in the public market, particularly sales by directors, executive officers, or our principal stockholders, or the perception that such sales of issuances may occur, of our common stock may cause the market price of our common stock to decline and make it more difficult for investors to sell their common stock at a time and price that they may deem appropriate.
If our stockholders sell a substantial number of shares of our common stock, or if we issue a substantial number of shares of our common stock in connection with future acquisitions, financings, or other circumstances, the market price of shares of our common stock could decline significantly. Moreover, the perception in the public market that our stockholders—in particular, our directors, executive officers, or principal stockholders—may sell shares of our common stock could depress the market price of our shares. Future sales or issuances of our common stock could also be dilutive to our stockholders and could adversely affect their voting and other rights and economic interests. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other equity-related securities.

We will incur significant increased costs as a result of operating as a public company, and operating as a public company will place additional demands on our management.
As a public company, and particularly after we are no longer an emerging growth company, we are obliged to incur significant legal, accounting and other expenses that we did not incur as a private company prior to the IPO. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these requirements will place significant additional demands on our management and have required, and will continue to require, us to enhance certain internal functions, such as investor relations, legal, financial reporting and corporate communications. Accordingly, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

We currently do not anticipate declaring or paying regular dividends on our common stock.
We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term. We currently intend to use our future earnings, if any, to fund our growth and develop our business and for general corporate purposes (which may include capital contributions to our insurance company subsidiaries). Therefore, you are not likely to receive any dividends on your common stock in the near term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which they are initially offered. Any future declaration and payment of dividends or other distributions of capital will be at the discretion of our board of directors and the payment of any future dividends or other distributions of capital will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries) and any other factors that our board of directors deems relevant in making such a determination. In addition, the terms of the agreements governing the debt we incurred, or debt that we may incur, may limit or prohibit the payment of dividends. We may not establish a dividend policy or pay dividends in the future or continue to pay any dividend if we do commence paying dividends pursuant to a dividend policy or otherwise.

Provisions in our organizational documents, Delaware corporate law, state insurance laws and certain of our contractual agreements and compensation arrangements may prevent or delay an acquisition of us.
Provisions of our amended and restated certificate of incorporation and amended and restated by-laws and of state law may delay, deter, prevent or render more difficult a takeover attempt that our stockholders may consider in their best interests. For example, such provisions or laws may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

Certain provisions of our amended and restated certificate of incorporation and amended and restated by-laws may have anti-takeover effects and may delay, deter or prevent a takeover attempt that our stockholders may consider in their best interests. The provisions provide for, among others:
•the ability of our board of directors to issue one or more series of preferred stock;
•the filling of any vacancies on our board of directors by the affirmative vote of a majority of the remaining directors, even if less than a quorum, or by a sole remaining director or by the stockholders; provided, however, that after the first time when the principal stockholders cease to beneficially own, in the aggregate, at least 50% of our outstanding common stock, any vacancy occurring in our board of directors may only be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director (and not by the stockholders);
•certain limitations on convening special stockholder meetings;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•stockholder action by written consent only until the first time when our principal stockholders cease to beneficially own, in the aggregate, 50% or greater of our outstanding common stock.
Section 203 of the DGCL may affect the ability of an "interested stockholder" to engage in certain business combinations, including mergers, consolidations or acquisitions of additional shares, for a period of three years following the time that the stockholder becomes an "interested stockholder." An "interested stockholder" is defined to include persons owning directly or indirectly 15% or more of the outstanding voting stock of a corporation.
Under applicable Kansas, California and Utah insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is first obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquirer, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Kansas, California and Utah insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of that state’s domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Trean Insurance Group, Inc. and would trigger the applicable change of control filing requirements under Kansas, California and Utah insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Kansas Insurance Department, the California Department of Insurance and the Utah Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Trean Insurance Group, Inc., including through transactions that some or all of the stockholders of Trean Insurance Group, Inc. may consider to be desirable. See "Regulation."

These anti-takeover provisions and prior regulatory approval requirements for a change of control under applicable state insurance laws may delay, deter or prevent a takeover attempt that our stockholders may consider in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. See "Description of capital stock — Certain anti-takeover provisions of our amended and restated certificate of incorporation, our amended and restated by-laws and applicable law."

Our amended and restated certificate of incorporation provides that our principal stockholders have no obligation to offer us corporate opportunities.
The Altaris Funds and the members of our board of directors who are affiliated with the Altaris Funds, by the terms of our amended and restated certificate of incorporation, are not required to offer us any corporate opportunity of which they become aware and can take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. Trean Insurance Group, Inc., by the terms of our amended and restated certificate of incorporation, expressly renounces any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our amended and restated certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment.

The Altaris Funds are in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us, and the Altaris Funds have no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of the Altaris Funds were to enter into or acquire a business similar to ours. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the Altaris Funds to themselves, their portfolio companies or their other affiliates instead of to us.

Risks related to our status as an emerging growth company

We are an "emerging growth company" within the meaning of the Securities Act and have elected to take advantage of reduced disclosure requirements and other exemptions applicable to emerging growth companies.
For as long as we remain an "emerging growth company", as defined in the Jumpstart Our Business Startups Act of 2012, as amended, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, not being required to comply with the auditor attestation requirements of Section 404 being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board ("FASB") or the SEC, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; (iii) the date we qualify as a "large accelerated filer", which requires that (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act") for at least twelve calendar months and (C) we have filed at least one annual report on Annual Report on Form 10-K; and (iv) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering.

We expect to continue to avail ourselves of the emerging growth company exemptions described above. In addition, we may but do not expect to avail ourselves of the extended transition period for complying with new or revised accounting standards. As a result, the information that we provide to stockholders will be less comprehensive than what you might receive from other public companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an "emerging growth company," our consolidated and combined financial statements may not be comparable to companies that currently comply with these accounting standards.
We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated and combined financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Consequently, our consolidated and combined financial statements may not be comparable to companies that comply with public company effective dates. Because our consolidated and combined financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

General Risk Factors

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

Our insurance subsidiaries are required to comply with statutory accounting principles (SAP). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if adopted by the NAIC and enacted in the states in which we operate, could have negative effects on us and other insurance industry participants. The NAIC continuously examines and from time to time proposes reforms to existing insurance laws and regulations. We cannot predict whether or in what form such reforms will be adopted by the NAIC and enacted in the states in which we operate and, if so, whether the enacted reforms will positively or negatively affect us.

We will be required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our business, operating results and financial condition could be harmed.
As a public company with SEC reporting obligations, we will be required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which will require annual assessments by management of the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ended December 31, 2020. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. See also "— We are an "emerging growth company" within the meaning of the Securities Act and have elected to take advantage of reduced disclosure requirements and other exemptions applicable to emerging growth companies." Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements. During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on the Nasdaq to be suspended or terminated, which could have a negative effect on the market price of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL") or (iv) any action asserting a claim governed by the internal affairs doctrine. Unless we consent in writing to the selection of an alternative forum, the exclusive forum for any action under the Securities Act or the Exchange Act shall be either the Court of Chancery of the State of Delaware or the federal district court for the District of Delaware. This exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction or, in the case of an action under the Securities Act or the Exchange Act, for which neither the Court of Chancery of the State of Delaware nor the federal district court for the District of Delaware has subject matter jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. This decision may be reviewed and ultimately overturned by the Delaware Supreme Court.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters building and land in Wayzata, Minnesota which has approximately 25,229 square feet of office space. As of December 31, 2020, we leased office space in 10 states. We believe that our existing office space is adequate for our current needs.

Item 3. Legal Proceedings

From time to time, the Company may be involved in legal proceedings which arise in the ordinary course of business. We are not presently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Stockholder Dividends

Our common stock is traded on the Nasdaq Global Select Market under the symbol "TIG." As of March 19, 2021, there were 16 holders of record of our common stock.

We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders is largely dependent upon dividends and other distributions from our insurance subsidiaries. State laws, including the laws of California, Kansas, Utah and South Carolina restrict the ability of certain insurance companies, including the Company and its subsidiaries, to declare stockholder dividends.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following performance graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from July 16, 2020 (the date our common stock began trading on Nasdaq) through December 31, 2020.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

$130
$120
$110
$100
$90
$80
7/16/20
9/30/20
12/31/20
Trean Insurance Group, Inc.
Nasdaq Composite
Nasdaq Insurance

	July 16, 2020	September 30, 2020	December 31, 2020
Trean Insurance Group, Inc	$100.00	$98.32	$84.46
Nasdaq Composite Index	100.00	106.62	123.05
Nasdaq Insurance Index	100.00	100.22	114.20

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

The IPO price per share was $15.00. The aggregate IPO price for all shares sold by us in the IPO was approximately $107.1 million and the aggregate I price for all shares sold by the selling stockholders in the IPO was approximately $71.7 million. The offer and sale was pursuant to a registration statement on Form S-1 (File No. 333-239291), which was declared effective by the SEC on July 15, 2020. J.P. Morgan Securities LLC, Evercore Group, L.L.C. and William Blair & Company, L.L.C. acted as joint book-running managers of the IPO, and JMP Securities LLC acted as co-manager.

We received net proceeds from the sale of shares by us in the IPO of approximately $93.1 million after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $6.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used or are in the process of using the net proceeds from the sale of shares by us in the IPO to (i) redeem all $5.1 million aggregate liquidation preference of the Series B Nonconvertible Preferred Stock of our subsidiary Benchmark Holding Company, (ii) pay $7.7 million to redeem all outstanding Subordinated Notes, (iii) use $19.3 million to repay in full all outstanding term loan borrowings under the credit agreement with Oak Street Funding LLC, (iv) pay an aggregate one-time payment of approximately $7.6 million to Altaris Capital Partners, LLC in connection with the termination of our consulting and advisory agreements with Altaris Capital Partners, LLC and (v) pay an aggregate $3.1 million to certain pre-IPO unitholders and other employees in connection with the reorganization transactions and pursuant to the operating agreements for Trean and BIC. The remaining net proceeds will be used for general corporate purposes, including to support the growth of our business.

Item 6. Selected Financial Data

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The objective of management's discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of the Company including an evaluation of the amounts and certainty of cash flows from operations and from outside sources. This discussion and analysis focuses specifically on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. This includes descriptions and amounts of matters that have had a material impact on reported operations, as well as matters that are reasonably likely based on management’s assessment to have a material impact on future operations. This discussion and analysis covers the financial statements and other statistical data that the Company believes will enhance the understanding of the Company’s financial condition, cash flows and other changes in financial condition and results of operations. This discussion and analysis will provide a view of the Company from management’s perspective.

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2020 is qualified by reference to and should be read in conjunction with the accompanying consolidated and combined financial statements and the related notes included herein. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in the section "Item 1A — Risk Factors." Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we", "us", "our", "the Company", "Trean", or similar terms refer to (i) Trean, BIC and their subsidiaries before the consummation of the reorganization transactions, and (ii) to Trean Insurance Group, Inc. and its subsidiaries after such reorganization transactions, unless the context otherwise requires.

The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

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

Initial Public Offering and Reorganization

On July 20, 2020, Trean Insurance Group, Inc. closed the sale of 10,714,286 shares of its common stock in its IPO, comprised of 7,142,857 shares issued and sold by Trean Insurance Group, Inc. and 3,571,429 shares sold by selling stockholders. On July 22, 2020, Trean Insurance Group, Inc. closed the sale of an additional 1,207,142 shares by certain selling stockholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The aggregate proceeds to the Company from all shares sold by the Company in the IPO were approximately $107,142 and the aggregate IPO proceeds from all shares sold by the selling stockholders in the IPO were approximately $71,678. The shares began trading on the Nasdaq Global Select Market on July 16, 2020 under the symbol "TIG".

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

In conjunction with the IPO and corporate restructuring, the Company made a payment to Altaris Capital Partners, LLC in connection with the termination of the Company's consulting and advisory agreements as well as paid bonuses to employees and pre-IPO unitholders for the successful completion of the IPO. The aggregate amount of these payments totaled $11,054 and is included in other expenses on the consolidated statement of operations.

Acquisition of Compstar

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar, a holding company, along with its wholly owned subsidiary Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of the Company’s common stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. As of the acquisition date, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321. As a result, the Company recorded a gain of $69,846 from the remeasurement of its previous equity interest, which is included in gain on revaluation of Compstar investment on the consolidated statement of operations. The fair value of the Company’s previous equity interest was revalued on the acquisition date using the market price of the shares issued as consideration for the acquisition.

Acquisition of 7710

Effective October 1, 2020, Benchmark Holding Company acquired 100% ownership of 7710 Insurance Company as well as its associated program manager and agency, 7710 Service Company, LLC and Creekwood Insurance Agency, LLC for a purchase price of $12,140. 7710 Insurance Company underwrites workers' compensation primarily for emergency services, including firefighters and emergency medical services (EMS). 7710 Insurance Company focuses on reducing costs and claims through the implementation of a propriety safety preparedness and loss control program, created and staffed by experienced firefighters and EMS professionals.

Coronavirus (COVID-19) Impact

We have undertaken a number of measures to manage the impact of the ongoing COVID-19 pandemic on our business and continue to monitor how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations.

Workforce Operations

We took several actions to protect the health of the public and our employees and to comply with directives and advice of governmental authorities. We responded by developing a Preparedness Plan that outlined both corporate-wide and location-specific modifications to offices. This multi-faceted plan included elements such as restricting business travel and transitioning from an office-based company to primarily a remote working culture. As most of our employees already had secure remote working connections, we took additional measures to ensure all employees who wanted or needed to work remotely were able to do so securely with limited connectivity disruption. We also provided our employees with education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely in conjunction with the goal of serving the operational needs of a remote workforce and continuing to serve our customers. We implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. As state, city and county guidelines progress, we have implemented new health and safety in-office procedures to prepare for transitioning our workforce back to working in our offices on a limited basis.

Premium Revenue, Claims and Losses

We did not experience a material impact to our premium revenue in the year ended December 31, 2020 as a result of the COVID-19 pandemic. Less than 20.0% of our business falls under hospitality, healthcare and education, where the majority of layoffs in response to the pandemic have occurred so far. Gross written premiums increased by 17.7% and gross earned premiums have increased by 8.6% during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by the increase in gross written premiums. Because over 70% of our gross written premiums are related to workers’ compensation insurance, we expect that future revenue trends could be impacted by higher unemployment rates as businesses slowly restart or if unemployment levels continue to trend high in future reporting periods. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.

We also did not experience a material impact in our reported claims or incurred losses for the year ended December 31, 2020 as a result of the COVID-19 pandemic. Losses and LAE increased $6,113, or 13.7%, to $50,774 for the year ended December 31, 2020, compared to $44,661 for the year ended December 31, 2019, with the increase primarily attributable to the growth in earned premiums during the period. In addition, our loss ratio decreased to 46.8% during the year ended December 31, 2020 from 51.6% for the year ended December 31, 2019.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and as such, our investment portfolio has limited exposure to the recent equity market volatility. For the year ended December 31, 2020, we experienced a net increase of $6,218 in the fair value of our investment portfolio due to unrealized gains on the value of our fixed maturity investments and have not seen a significant increase in gross or aged unrealized losses with respect to our fixed maturity investments. We believe that any decline in the fair value of individual fixed maturity investments within our portfolio during 2020 was due to the disruption in the global financial markets associated with COVID-19 as opposed to underlying issues with our investment portfolio. While we experienced an improvement in our unrealized investment positions as of the end of December 2020, if there were to be continued equity and debt financial market volatility as a result of the pandemic or otherwise, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded in future reporting periods. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

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

Noncash stock compensation: Noncash stock compensation include expenses related to the fair value and issuance of restricted stock units and stock options.

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

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, litigation settlements, intangible asset amortization, noncash stock compensation, other revenue, interest expense and other income and expenses. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of certain items, including the consummation of the reorganization transactions in connection with our IPO, litigation settlements, noncash intangible asset amortization and stock compensation, other expenses or gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted net income to net income in accordance with GAAP.

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

Adjusted return on equity is a non-GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders' equity during the period. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted return on equity to return on equity in accordance with GAAP.

Tangible stockholders' equity is defined as stockholders' equity less goodwill and other intangible assets.

Return on tangible equity is a non-GAAP financial measure defined as net income expressed on an annualized basis as a percentage of average beginning and ending tangible stockholders' equity during the period. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of return on tangible equity to return on equity in accordance with GAAP.

Adjusted return on tangible equity is a non-GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible stockholders' equity during the period. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted return on tangible equity to return on tangible equity in accordance with GAAP.

Results of Operations

This section of Form 10-K generally discusses fiscal year 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of fiscal year 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Registration Statement on Form S-1/A (File Number 333-239291) filed with the SEC on July 13, 2020.

Consolidated Results of Operations for the Year Ended December 31, 2020 Compared to December 31, 2019

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019:

	Year Ended December 31,		Change	Percentage Change (1)
(in thousands, except for percentages)	2020	2019
Revenues
Gross written premiums	$484,249	$411,401	$72,848	17.7%
Increase in gross unearned premiums	(52,215)	(13,598)	(38,617)	NM
Gross earned premiums	432,034	397,803	34,231	8.6%
Ceded earned premiums	(323,567)	(311,325)	(12,242)	3.9%
Net earned premiums	108,467	86,478	21,989	25.4%
Net investment income	8,324	6,245	2,079	33.3%
Gain on revaluation of Compstar investment	69,846	—	69,846	NM
Net realized capital gains	3,365	667	2,698	NM
Other revenue	12,104	9,125	2,979	32.6%
Total revenue	202,106	102,515	99,591	97.1%
Expenses
Losses and loss adjustment expenses	50,774	44,661	6,113	13.7%
General and administrative expenses	38,668	20,959	17,709	84.5%
Other expenses	13,427	—	13,427	NM
Intangible asset amortization	2,573	46	2,527	NM
Noncash stock compensation	506	—	506	NM
Interest expense	1,922	2,169	(247)	(11.4)%
Total expenses	107,870	67,835	40,035	59.0%
Other income	1,025	121	904	NM
Income before taxes	95,261	34,801	60,460	173.7%
Income tax expense	6,825	7,074	(249)	(3.5)%
Equity earnings in affiliates, net of tax	2,333	3,558	(1,225)	(34.4)%
Net income	$90,769	$31,285	$59,484	190.1%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Year Ended December 31,
(in thousands, except for percentages)	2020	2019
Key metrics:
Underwriting income(1)	$19,025	$20,858
Adjusted net income(1)	$32,779	$33,231
Loss ratio	46.8%	51.6%
Expense ratio	35.6%	24.2%
Combined ratio	82.4%	75.8%
Return on equity	32.9%	25.5%
Adjusted return on equity(1)	11.9%	27.0%
Return on tangible equity(1)	54.6%	26.1%
Adjusted return on tangible equity(1)	19.7%	27.7%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $72,848, or 17.7%, to $484,249 for the year ended December 31, 2020, compared to $411,401 for the year ended December 31, 2019. The increase is primarily attributable to the addition of new Program Partners throughout the fiscal year, the growth in our existing program partner business and the acquisition of 7710 in the fourth quarter. The changes in gross written premiums were most notably due to the following lines of business:
•workers' compensation, which represented 76.2% of our gross written premiums for the year ended December 31, 2020, increased by $28,506, or 8.4%, compared to the year ended December 31, 2019; and
•all other non-workers' compensation liability, which represented 23.8% of our gross written premiums for the year ended December 31, 2020, increased $44,342, or 62.5%, compared to the year ended December 31, 2019.

Gross earned premiums: Gross earned premiums increased $34,231, or 8.6%, to $432,034 for the year ended December 31, 2020, compared to $397,803 for the year ended December 31, 2019. The increase is driven by the increase in gross written premiums, partially offset by the increase in gross unearned premiums of $38,617, which is driven by the addition of new Program Partners during the current fiscal year whose premiums are largely unearned as of December 31, 2020. Gross earned premiums as a percentage of gross written premiums decreased to 89.2% for the year ended December 31, 2020, compared to 96.7%, for the year ended December 31, 2019.

Ceded earned premiums: Ceded earned premiums increased $12,242, or 3.9%, to $323,567 for the year ended December 31, 2020, compared to $311,325 for the year ended December 31, 2019. The increase in ceded earned premiums is primarily due to the addition of new Program Partners during the current fiscal year whose premiums are largely ceded. The total ceded earned premiums as a percentage of gross earned premiums remained relatively consistent at 74.9% for the year ended December 31, 2020, compared to 78.3% for the year ended December 31, 2019.

Net earned premiums: Net earned premiums increased $21,989, or 25.4%, to $108,467 for the year ended December 31, 2020, compared to $86,478 for the year ended December 31, 2019. The increase is due primarily due to the increase in gross written and earned premiums described above, partially offset by the increase in ceded earned premiums over the year ended December 31, 2019.

The table below shows the total premiums earned on a gross and net basis for the respective annual periods:

	Year Ended December 31,			Percentage Change (1)
(in thousands, except percentages)	2020	2019	Change
Revenues:
Gross written premiums	$484,249	$411,401	$72,848	17.7%
Increase in gross unearned premiums	(52,215)	(13,598)	(38,617)	NM
Gross earned premiums	432,034	397,803	34,231	8.6%
Ceded earned premiums	(323,567)	(311,325)	(12,242)	3.9%
Net earned premiums	$108,467	$86,478	$21,989	25.4%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Net investment income: Net investment income increased $2,079, or 33.3%, to $8,324 for the year ended December 31, 2020, compared to $6,245 for the year ended December 31, 2019. The increase is primarily attributable to the fair value re-measurement and common stock investment reclassification of the Company's investment in TRI, which was previously classified as an equity method investment, which resulted in an unrealized gain of $2,000.

Net realized capital gains: Net realized capital gains increased $2,698 to $3,365 for the year ended December 31, 2020, compared to $667 for the year ended December 31, 2019. The increase is primarily due to the recording of a $3,115 realized gain on the sale of a portion of the Company's investment in TRI during the first quarter of 2020, offset by the bargain purchase gain recorded in connection with the acquisition of FCCIC during the first quarter of 2019 of $634.

Other revenue: Other revenue increased $2,979, or 32.6%, to $12,104 for the year ended December 31, 2020, compared to $9,125 for the year ended December 31, 2019. The increase is primarily driven by an increase in brokerage revenue of $3,166 due to the addition of new Program Partners and increases in actual and estimated premiums on reinsurance contracts.

Losses and loss adjustment expenses: Losses and LAE increased $6,113, or 13.7%, to $50,774 for the year ended December 31, 2020, compared to $44,661 for the year ended December 31, 2019. The increase is primarily attributable to the growth in earned premiums during the period partially offset by favorable development in the Company's prior years' loss reserves during the year ended December 31, 2020 versus the year ended December 31, 2019. The Company's loss ratio decreased to 46.8% for the year ended December 31, 2020 compared to 51.6% for the year ended December 31, 2019, primarily as a result of favorable development in the Company's prior years' loss reserves during the year ended December 31, 2019.

General and administrative expenses: General and administrative expenses increased $17,709, or 84.5%, to $38,668 for the year ended December 31, 2020, compared to $20,959 for the year ended December 31, 2019. This change resulted in an increase in the Company's expense ratio to 35.6% for the year ended December 31, 2020, compared to 24.2% for the year ended December 31, 2019. The increase is attributable to (i) an increase in net agent commissions of $6,802 due to various one-time accrual true-ups totaling $4,164 related to profit sharing, ceding commissions and deferred acquisition costs as well as a $2,638 increase due to higher commissions resulting from an increase in gross written premiums coupled with a lower offsetting effect of ceding commission as the Company retained a larger percentage of its gross written premiums during the year; (ii) an increase in salaries and benefits of $5,601, of which $3,926 directly resulted from acquisitions made in 2020 and a general increase in workforce; (iii) an increase in professional service expense of $2,905, driven by an increase of $2,365 related to the Company's new public status and post-IPO readiness efforts as well as increased legal and consulting expenses; (iv) additional rent and office-related expenses totaling $1,516 due to the addition of new office locations, rent increases and an increase in insurance expense; and (v) additional IT software and systems costs totaling $1,078 relating to new software implementation, an increased workforce and additional expenses incurred to accommodate a remote workforce due to COVID-19. These increases were partially offset by a net reduction in general and administrative expenses of $407 related to a reduction in travel as a result of COVID-19.

Other expenses: Other expenses were $13,427 for the year ended December 31, 2020, which includes (i) a payment to Altaris Capital Partners, LLC in connection with the termination of the Company's consulting and advisory agreement totaling $7,639; (ii) IPO bonuses paid to employees and pre-IPO unitholders of $3,415; (iii) an arbitration settlement, including associated legal fees, totaling $1,572; and (iv) an executive severance accrual of $801.

Intangible asset amortization: Intangible asset amortization increased $2,527 to $2,573 for the year ended December 31, 2020, compared to $46 for the year ended December 31, 2019. The increase is driven by the addition of intangible assets acquired as a result of the purchase of the remaining equity interest of Compstar in the third quarter and acquisition of 7710 in the fourth quarter.

Noncash stock compensation: Noncash stock compensation was $506 for the year ended December 31, 2020. Expenses incurred during the period related to restricted stock units and stock options granted under the Company's 2020 Omnibus Plan in fiscal 2020.

Income tax expense: Income tax expense was $6,825 for the year ended December 31, 2020, which resulted in an effective tax rate of 7.2%, compared to $7,074 for the year ended December 31, 2019, which resulted in an effective tax rate of 20.3%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the non-tax impact of the gain recorded on the revaluation of the Company's original 45% investment in Compstar, offset by certain IPO-related expenses not deductible for tax purposes and the impact of state taxes.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $1,225 to $2,333 for the year ended December 31, 2020, compared to $3,558 for the year ended December 31, 2019. This decrease is due to (i) the reduction in the Company's share of earnings in Compstar of $679 as a result of the acquisition of the remaining ownership interest in during the third quarter and (ii) the reduction in the Company's share of earnings in TRI of $552, which is no longer carried as an equity method investment due to the sale of a portion of the Company's investment in TRI during the first quarter of 2020.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense other revenue and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense, other revenue and other income and expenses. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Year Ended December 31,		Percentage Change (1)
(in thousands, except percentages)	2020	2019
Net income	$90,769	$31,285	190.1%
Income tax expense	6,825	7,074	(3.5)%
Equity earnings in affiliates, net of tax	(2,333)	(3,558)	(34.4)%
Income before taxes	95,261	34,801	173.7%
Other revenue	(12,104)	(9,125)	32.6%
Net investment income	(8,324)	(6,245)	33.3%
Gain on revaluation of Compstar investment	(69,846)	—	NM
Net realized capital gains	(3,365)	(667)	NM
Interest expense	1,922	2,169	(11.4)%
Other expenses	13,427	—	NM
Intangible asset amortization	2,573	46	NM
Noncash stock compensation	506	—	NM
Other income	(1,025)	(121)	NM
Underwriting income	$19,025	$20,858	(8.8)%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Adjusted net income

We define adjusted net income as net income excluding the impact of certain items, including the consummation of the reorganization transactions in connection with our IPO, noncash intangible asset amortization and stock compensation, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by eliminating the effects of these items. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Year Ended December 31,		Percentage Change (1)
(in thousands, except percentages)	2020	2019
Net income	$90,769	$31,285	190.1%
Intangible asset amortization	2,573	46	NM
Noncash stock compensation	506	—	NM
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	883	1,765	(50.0)%
Expenses associated with IPO and other related legal and consulting expenses	1,845	1,292	42.8%
Expenses related to debt issuance costs	135	101	33.7%
FMV adjustment of remaining investment in affiliate	(71,846)	—	NM
Net gain on purchase & disposal of affiliates	(3,115)	(600)	NM
Other expenses	13,427	—	NM
Total adjustments	(55,592)	2,604	NM
Tax impact of adjustments	(2,398)	(658)	NM
Adjusted net income	$32,779	$33,231	(1.4)%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

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

	Year Ended December 31,
	2020	2019
Adjusted return on equity calculation:
Numerator: adjusted net income	$32,779	$33,231
Denominator: average equity	275,861	122,873
Adjusted return on equity	11.9%	27.0%
Return on equity	32.9%	25.5%

Return on tangible equity and adjusted return on tangible equity

We define tangible stockholders' equity as stockholders' equity less goodwill and other intangible assets. We define return on tangible equity as net income expressed on an annualized basis as a percentage of average beginning and ending tangible stockholders' equity during the period. We define adjusted return on tangible equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible stockholders' equity during the period. We regularly evaluate acquisition opportunities and have historically made acquisitions that affect stockholders' equity. We use return on tangible equity and adjusted return on tangible equity as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance by adjusting for the effects of acquisitions on our stockholders' equity and, in the case of adjusted return on tangible equity, by adjusting for the items that we believe do not reflect our core operating performance and that may diminish comparability across periods. Return on tangible equity and adjusted return on tangible equity should not be viewed as a substitute for return on equity or return on tangible equity, respectively, calculated in accordance with GAAP, and other companies may define return on tangible equity and adjusted return on tangible equity differently.

	Year Ended December 31,
	2020	2019
Return on tangible equity calculation:
Numerator: net income	$90,769	$31,285
Denominator:
Average stockholders' equity	275,861	122,873
Less: average goodwill and other intangible assets	109,466	2,999
Average tangible stockholders' equity	166,395	119,874
Return on tangible equity	54.6%	26.1%
Return on equity	32.9%	25.5%

	Year Ended December 31,
	2020	2019
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$32,779	$33,231
Denominator: average tangible equity	166,395	119,874
Adjusted return on tangible equity	19.7%	27.7%
Return on equity	32.9%	25.5%
Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries: Benchmark, which is domiciled in Kansas and commercially domiciled in California; ALIC, which is domiciled in Utah; and 7710, which is domiciled in South Carolina. Accordingly, the holding company may receive cash through (i) loans from banks, (ii) draws on a revolving loan agreement, (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries, (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, pay taxes and for other general business purposes.

State insurance laws restrict the ability of insurance companies to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of net income during the applicable twelve-month period (not including realized capital gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department (ii) 100% of net income during the applicable twelve- month period (not including realized capital gains).

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in the 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in the 7710's most recent annual statement.

The maximum amount of dividends the insurance subsidiaries can pay us during 2020 without regulatory approval is $23.9 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholder's surplus. Kansas, Utah and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of December 31, 2020 and December 31, 2019, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of December 31, 2020, we had $153,149 in cash and cash equivalents, compared to $74,268 as of December 31, 2019.

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

	Year Ended December 31,
	2020	2019
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$50,012	$52,173
Investing activities	(20,246)	(23,943)
Financing activities	51,400	(8,125)
Net increase in cash, cash equivalents and restricted cash	$81,166	$20,105

Operating Activities: Net cash provided by operating activities for the year ended December 31, 2020 was $50,012 compared to $52,173 for the same period in 2019. The $2,161 decrease in cash provided by operating activities during the year ended December 31, 2020 is driven by a decrease in cash related to (i) an increase in net income of $59,484, offset by a non-cash gain on the revaluation of Compstar of $69,846 (ii) unpaid loss and loss adjustment expense of $16,889; (iii) premiums and other receivables of $13,722; (iv) prepaid reinsurance premiums of $13,640; and (v) reinsurance premiums payable of $8,999. This decrease is partially offset by an increase in cash related to (i) unearned premiums of $37,655; (ii) reinsurance recoverables of $19,024; and (iii) funds held under reinsurance agreements of $5,230.

Investing Activities: Net cash used in investing activities for the year ended December 31, 2020 was $20,246 compared to $23,943 for the same period in 2019. The $3,697 decrease in cash used in investing activities is driven by (i) an increase of $11,891 net cash received in the acquisition of Compstar and (ii) $3,000 received from the sale of TRI in 2020. This increase in cash is partially offset by (i) by an increase in the net cash used in the purchase and sale of investments of $6,097 and (ii) an increase in cash used in the acquisition of subsidiaries of $5,038.

Financing Activities: Net cash provided by financing activities for the year ended December 31, 2020 was $51,400 compared to net cash used of $8,125 for the same period in 2019. The increase in cash provided by financing activities of $59,525 is driven by $99,643 of net cash proceeds received from the Company's IPO. This increase is partially offset by distributions paid to members prior to the Company's IPO of $18,675, cash paid for deferred offering costs of $5,839, cash used in the buyback of redeemable preferred stock $3,200 and principal payments on the Company's debt, net of incremental principal received in the refinance of debt, of $12,443.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, Trean Corporation and Trean Compstar entered into a credit agreement with First Horizon Bank (formerly, First Tennessee Bank National Association) (the 2018 First Horizon Credit Agreement), which included a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million.

On July 16, 2020, the Company entered into a new Second Amended and Restated Credit Agreement with First Horizon Bank which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. The loan has a variable interest rate of 3-month LIBOR plus 3.50%, which was 4.72% as of December 31, 2020 and 6.33% as of December 31, 2019 (under the 2018 First Horizon Credit Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) will be pledged as collateral.

In addition, and in conjunction with, the execution of the Amended and Restated Credit Agreement, the Company made dividend distribution payments to Trean members totaling $18,154 in May 2020.

2006 Subordinated Notes

In June 2006, the Trust issued 7,500 shares of preferred capital securities to Bear Stearns Securities Corp. and 232 common securities to Trean Corporation. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of the Subordinated Notes. The Subordinated Notes represents the sole assets of the Trust. On October 7, 2020, Trean Corp redeemed all of the Subordinated Notes for a total payoff amounts of $7,807. The interest rate was a fixed rate of 9.167% until July 7, 2011, at which time a variable interest rate of 3-month LIBOR (1.99% as of December 31, 2019, respectively) plus 3.50% is in effect. The interest rate totaled 5.49% as of December 31, 2019, respectively.

Oak Street Loan

In conjunction with the acquisition of Compstar, the Company acquired a loan from Oak Street Funding with a total principle of $19,740. After the completion of the acquisition, the Company paid this loan off in full.
PPP Loans

In conjunction with the acquisition of Compstar, the Company acquired a Federal Paycheck Protection Program (PPP) Loan with a principal balance of $325. The PPP Loan was forgiven on November 6, 2020. In conjunction with the acquisition of 7710, the Company acquired a PPP Loan with a principal balance of $269. The PPP Loan was forgiven on November 12, 2020.

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

Quota share reinsurance

We utilize quota share reinsurance to: (i) cede premium to Program Partners (non-professional reinsurers) to transfer underwriting risk and align incentives, and (ii) cede premium to professional reinsurers to increase the amount of gross premiums we can write while managing net premiums written leverage appropriately based on its capital base, A.M. Best rating and risk appetite. It is a core pillar of the Company's underwriting philosophy that Program Partners retain a significant portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs and leads to better underwriting results.

Excess of loss and catastrophe reinsurance

We purchase excess of loss and catastrophe reinsurance from professional reinsurers to protect against catastrophic, large loss and/or unforeseen extreme loss activity that could otherwise negatively impact the Company’s profitability and capital base. The majority of our exposure to catastrophe risk stems from the workers’ compensation premium we retain net of premiums ceded to Program Partners and professional reinsurers. Potential catastrophic events include earthquake, terrorism or another event that could cause more than one covered employee working at the same location to be injured in the event. This catastrophic exposure is generally ameliorated by the type of accounts we underwrite. Due to our focus on small- to mid-sized accounts (i.e., few employees per policy and location), we generally do not have concentrated employee counts at single locations that can serve as the basis for a catastrophic loss. The limited catastrophic risk that does exist is ceded to large, professional reinsurers through excess of loss reinsurance contracts.

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

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of as of December 31, 2020:

	Payments due by period
	Total	Less than one year	One year to less than three years	Three years to less than five years	More than five years
Reserve for losses and loss adjustment expense	$457,817	$121,206	$198,750	$61,811	$76,050
Debt securities and credit agreements	32,381	1,444	4,537	26,400	—
Interest payable	1,528	68	214	1,246	—
Operating lease obligations	7,624	2,457	4,144	1,023	—
Litigation settlement	1,210	1,210	—	—	—
Total	$500,560	$126,385	$207,645	$90,480	$76,050

Financial condition

Stockholders' Equity

As of December 31, 2020, total stockholders' equity was $410,107, compared to $141,615 as of December 31, 2019, an increase of $268,492. The increase in stockholders' equity over the period was driven primarily by the $99,204 in common shares issued for the acquisition of Compstar; the $93,139 in proceeds from common stock sold in the Company's IPO, net of offering costs; and $95,475 of comprehensive income. These increases were partially offset by distributions to members totaling $19,819 during the year ended December 31, 2020.

We had $1,739 of unrecognized stock compensation as of December 31, 2020 related to non-vested stock compensation granted. The Company recognized $506 of stock compensation during the year ended December 31, 2020. In addition, we recognized approximately $197 of expense related to pre-IPO membership unit awards for the year ended December 31, 2020.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $405,604 at December 31, 2020, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of December 31, 2020 and December 31, 2019.

	December 31, 2020
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$17,471
Foreign governments	300	302
States, territories and possessions	7,500	7,774
Political subdivisions of states, territories and possessions	31,759	33,212
Special revenue and special assessment obligations	77,329	81,714
Industrial and public utilities	107,017	113,741
Commercial mortgage-backed securities	16,242	18,066
Residential mortgage-backed securities	91,478	93,017
Other loan-backed securities	39,293	39,945
Hybrid securities	356	362
Total fixed maturities	388,409	405,604
Equity securities:
Preferred stock	243	240
Common stock	1,554	3,534
Total equity securities	1,797	3,774
Total investments	$390,206	$409,378

	December 31, 2019
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$15,965	$16,129
Foreign governments	299	302
States, territories and possessions	4,789	4,923
Political subdivisions of states, territories and possessions	24,444	25,104
Special revenue and special assessment obligations	59,149	61,405
Industrial and public utilities	119,735	123,207
Commercial mortgage-backed securities	15,586	16,312
Residential mortgage-backed securities	53,467	54,109
Other loan-backed securities	35,849	36,011
Hybrid securities	357	363
Total fixed maturities	329,640	337,865
Equity securities:
Preferred stock	337	343
Common stock	492	492
Total equity securities	829	835
Total investments	$330,469	$338,700

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of December 31, 2020 and December 31, 2019 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	December 31, 2020
(in thousands, except percentages)	Fair Value	% of Total
AAA	$59,887	14.8%
AA	224,371	55.3%
A	89,975	22.2%
BBB	29,404	7.2%
BB	1,921	0.5%
Below investment grade	46	—%
Total fixed maturities	$405,604	100.0%

	December 31, 2019
(in thousands, except percentages)	Fair Value	% of Total
AAA	$52,571	15.6%
AA	153,838	45.5%
A	101,040	29.9%
BBB	30,245	9.0%
BB	119	—%
Below investment grade	52	—%
Total fixed maturities	$337,865	100.0%

Critical Accounting Policies and Estimates

The consolidated financial statements included in this annual report include amounts based on the use of estimates and judgments of management. The Company's accounting policies are described in the Notes to the Consolidated and Combined Financial Statements. We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant.

Unpaid loss and loss adjustment expenses
The Company estimates the liability for the expected ultimate cost of unpaid loss and LAE as of the balance sheet date. Our reserves for unpaid loss and LAE represent the cost of all reported loss and LAE expenses as well as those that have been incurred but not yet reported. The estimated losses and LAE are regularly reviewed and adjusted as necessary based on historical experience and as the Company obtains new information.

We categorize our reserves for unpaid loss and LAE into two types: case reserves and incurred but not yet reported (IBNR). We establish our case reserves based on claims information reported to us through our claims administrator. Our case reserves include an estimate of the ultimate losses from the claims including administrative costs associated with the settlement of the claim. Our claims department uses their knowledge of the specific claim along with internal and external experts, including underwriters and independent actuaries, to estimate the expected ultimate losses.

In addition to case reserves, we establish a reserve for IBNR. With the assistance of an independent actuarial firm, we estimate the total loss and LAE related to IBNR which is comprised of: (a) future payments on claims that existed as of the balance sheet date but had not yet been reported to us; (b) a reserve for the additional development on claims that have been reported to us; and (c) a provision for additional payments on closed claims that may reopen. These estimates are based on historical information, industry information and estimates of trends that may impact the ultimate frequency and severity of IBNR claims.

In order to limit the Company's maximum losses and diversify its exposure, we cede a portion of our obligations for losses and LAE through reinsurance treaties with third party reinsurers. The amount of reinsurance that will be recoverable on our losses and LAE includes both the reinsurance recoverables on our excess of loss reinsurance contracts as well as reinsurance recoverables under our quota share contracts.

Our loss reserves, including the main components of such reserves, were as follows:

	December 31,
	2020	2019
Case reserves	$164,993	$130,409
IBNR reserves	292,824	276,307
Gross unpaid loss and loss adjustment expenses	457,817	406,716
Less: reinsurance recoverables on unpaid loss and loss adjustment expenses	(335,655)	(304,005)
Net unpaid loss and loss adjustment expenses	$122,162	$102,711

The process of estimating the reserves for unpaid loss and LAE expenses requires a high degree of judgment. Estimates are prepared using several generally accepted actuarial methodologies for estimating loss reserves including, but not limited to, the incurred development method, paid development method, incurred Bornhuetter-Ferguson method, hindsight IBNR/case reserve ratios, and loss ratio method. The methods used vary based on the line of business and the Partner Program or general agency that generated the business. Considering each of the alternative ultimate estimates, we determine the appropriate estimate of ultimate loss for each line of business and Program Partner.

Reinsurance recoverables
Reinsurance recoverables represent the portion of our unpaid loss and LAE that are ceded to third party reinsurers. The ceding of insurance does not relieve the Company of its primary liability to policyholders. We are required to pay claims even if a reinsurer fails to pay the Company under the terms of a reinsurance contract. We calculate the amounts recoverable from reinsurers based on our estimates of the underlying loss and LAE expenses as well as the terms and conditions of the reinsurance contracts.

Investment fair value measurements
Our investments in fixed maturity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income, net of deferred taxes. Our investments in equity securities are reported at fair value with unrealized gains and losses reported as net investment income in the Consolidated and Combined Statement of Operations. In determining the fair value of investments, we utilize a hierarchy based on the quality of inputs used to measure the fair value. The three levels of the fair value hierarchy are as follows:

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

We utilize a third-party pricing service to assist us with the valuation of our investments. The fair value of our available-for-sale fixed maturity and equity securities are based on quoted market prices, where available. These fair values are obtained primarily from our third-party pricing service, which generally include Level 1 or Level 2 inputs. Inputs often used in the valuation methodologies include, but are not limited to, transaction data, yield, quality, coupon rate, maturity, issue type, trading characteristics and market activity.

The Company regularly reviews its investment portfolio to determine if other-than-temporary impairment exists for any fixed maturity securities. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. If a security is impaired, the Company bifurcates the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to other factors. The amount of impairment related to credit loss is recorded as an impairment loss and is included in net income. The impairment related to all other factors is recorded as a reduction in the fair value of the security and is included in accumulated other comprehensive income.

Goodwill and intangible asset valuation
We prepare an impairment analysis for goodwill and other intangible assets. In evaluating for impairment, we identify whether events or circumstances have occurred that may impact the carrying value of these assets and make assumptions regarding future events such as cash flows and profitability. If the carrying amount of the assets are deemed to be not recoverable, the Company records an impairment loss. Differences in the assumptions of recoverability and actual results could materially impact the carrying amount of these assets and our operating results.

Business combinations
The Company strategically identifies opportunities to grow through acquisition. Such business combinations include the identification and valuation of certain assets acquired and liabilities assumed including the valuation of goodwill and intangible assets. Valuations are determined using a market participant assumption and generally include the following valuation approaches:

The Cost Approach is based on replacement value using the acquired company's balance sheet as the basis for valuing the business or individual assets. Under this approach, the appraiser must determine the potential value that is attainable from the sale of all assets or individual assets less the repayment of any associated debt. Separate valuations are performed for each item on the balance sheet and all tangible and intangible assets and liabilities are adjusted to their respective values.

The Income Approach measures the value of an ownership interest in a company or asset as the present value of the future economic benefits of ownership. The future ownership benefits may be represented by the expected earnings or cash flow of a company or asset over an investment period. The expected earnings or cash flow are then converted to their net present value using a rate of return suitable for the risks associated with realizing those future benefits.

The Market Approach asserts that the value of property of any kind is equal to the cost of obtaining an equally desired substitute. Under this approach, the appraisal is based on transactions of assets similar to the subject asset. Value multiples from these transactions are applied to the subject asset's data to arrive at the asset's value.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity rate risk. We do not have exposure to foreign currency exchange rate risk or commodity risk.

Credit risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Our risk management strategy and investment policy are to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2020, our fixed maturity portfolio had an average rating of "AA," with approximately 92.3% of securities in that portfolio rated "A" or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2020, less than 0.1% of our fixed maturity portfolio was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio.

In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. To address this risk, we require our reinsurance counterparties who do not have an A.M. Best Financial Strength Rating of "A-" or higher to post collateral. Additionally, we place the third-party reinsurance for the majority of our Program Partners. Controlling the reinsurance placement gives us greater influence over the structure and terms of the reinsurance

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio as of December 31, 2020 was 3.9 years. We had fixed maturity securities with a fair value of $406 million at December 31, 2020 that were subject to interest rate risk. We estimate that a 100-basis point increase in interest rates would cause a 3.5% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 1.6% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

Changes in interest rates will have an immediate effect on comprehensive income and stockholders’ equity but will not ordinarily have an immediate effect on net income. Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.

Equity Price Risk

Equity price risk is the risk that we may incur losses in the fair value of the equity securities we hold in our investment portfolio. Changes on the market of our equity securities would result in the fair value of our investments and the net realized and unrealized gains and losses on our Condensed and Combined Statement of Operations. We had equity securities with a fair value of $3,774 at December 31, 2020 that were subject to equity price risk.

The table below shows the sensitivity of our equity securities at fair value to price changes as of December 31, 2020:

	Cost	Fair Value	10% Fair Value Decrease	Pre-tax Impact on Total Equity Securities	10% Fair Value Increase	Pre-tax Impact on Total Equity Securities
December 31, 2020
Equity securities	$1,797	$3,774	$3,397	$(377)	$4,151	$377

December 31, 2019
Equity securities	829	835	752	(84)	919	84

Item 8. Financial Statements and Supplementary Data

Trean Insurance Group, Inc. and Subsidiaries

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, V and VI have been omitted as the information to be set forth therein is not applicable or has been included in the Consolidated and Combined Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Trean Insurance Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Trean Insurance Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and redeemable preferred stock, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding
the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 26, 2021
We have served as the Company’s auditor since 2019.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Balance Sheets
(in thousands, except share data)

	December 31,
	2020	2019
Assets
Fixed maturities, at fair value (amortized cost of $388,409 and $329,640, respectively)	$405,604	$337,865
Preferred stock, at fair value (amortized cost of $243 and $337, respectively)	240	343
Common stock, at fair value (cost $1,554 and $492, respectively)	3,534	492
Equity method investments	232	12,173
Total investments	409,610	350,873
Cash and cash equivalents	153,149	74,268
Restricted cash	4,085	1,800
Accrued investment income	2,458	2,468
Premiums and other receivables	109,217	62,460
Income taxes receivable	1,322	—
Related party receivables	—	22,221
Reinsurance recoverable	343,213	307,338
Prepaid reinsurance premiums	107,971	80,088
Deferred policy acquisition cost, net	1,332	2,115
Property and equipment, net	8,254	7,937
Right of use asset	6,338	—
Deferred tax asset, net	—	1,367
Goodwill	140,640	2,822
Intangible assets, net	75,316	154
Other assets	6,878	3,123
Total assets	$1,369,783	$919,034
Liabilities
Unpaid loss and loss adjustment expenses	$457,817	$406,716
Unearned premiums	157,987	103,789
Funds held under reinsurance agreements	174,704	163,445
Reinsurance premiums payable	57,069	53,620
Accounts payable and accrued expenses	61,240	14,995
Lease liability	6,893	—
Income taxes payable	—	714
Deferred tax liability, net	12,329	—
Debt	31,637	29,040
Total liabilities	959,676	772,319
Commitments and contingencies
Redeemable preferred stock (0 and 1,000,000 authorized, respectively; 0 and 51 outstanding, respectively)	—	5,100
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 and 0 authorized, respectively; 51,148,782 and 0 issued and outstanding, respectively)	511	—
Members' equity	—	78,438
Additional paid-in capital	287,110	17,995
Retained earnings	112,959	40,361
Accumulated other comprehensive income	9,527	4,821
Total stockholders' equity	410,107	141,615
Total liabilities and stockholders' equity	$1,369,783	$919,034
See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Gross written premiums	$484,249	$411,401	$357,007
Increase in gross unearned premiums	(52,215)	(13,598)	(16,862)
Gross earned premiums	432,034	397,803	340,145
Ceded earned premiums	(323,567)	(311,325)	(273,569)
Net earned premiums	108,467	86,478	66,576
Net investment income	8,324	6,245	4,816
Gain on revaluation of Compstar investment	69,846	—	—
Net realized capital gains (losses)	3,365	667	(715)
Other revenue	12,104	9,125	7,826
Total revenue	202,106	102,515	78,503
Expenses
Losses and loss adjustment expenses	50,774	44,661	35,729
General and administrative expenses	38,668	20,959	15,679
Other expenses	13,427	—	—
Intangible asset amortization	2,573	46	27
Noncash stock compensation	506	—	—
Interest expense	1,922	2,169	1,557
Total expenses	107,870	67,835	52,992
Other income	1,025	121	639
Income before taxes	95,261	34,801	26,150
Income tax expense	6,825	7,074	5,546
Equity earnings (losses) in affiliates, net of tax	2,333	3,558	(1,082)
Net income	$90,769	$31,285	$19,522
Earnings per share:
Basic	$2.08	$0.84	$0.52
Diluted	$2.07	$0.84	$0.52
Weighted average shares outstanding:
Basic	43,744,003	37,386,394	37,386,394
Diluted	43,744,744	37,386,394	37,386,394
See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$90,769	$31,285	$19,522
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	6,218	8,708	(3,964)
Income tax expense (benefit)	1,313	1,831	(832)
Unrealized investment gains (losses), net of tax	4,905	6,877	(3,132)
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	252	67	(225)
Income tax expense (benefit)	53	14	(47)
Total reclassifications included in net income, net of tax	199	53	(178)
Other comprehensive income (loss)	4,706	6,824	(2,954)
Total comprehensive income	$95,475	$38,109	$16,568
See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Stockholders’ Equity and Redeemable Preferred Stock
(in thousands, except share and unit data)

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at January 1, 2018	50	$5,000	30	$3,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	39,317	$39	—	$—	$17,995	$951	$(8,062)	$92,165
Balance at Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	78,636	79	—	—	—	—	—	79
Balance at Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,456)	(1,456)
Balance at Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Balance at Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(180)	(180)
Balance at Redemption of Series A Redeemable Preferred Stock	—	—	(20)	(2,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,000)
Balance at Issuance of Series B Redeemable Preferred Stock	10	1,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,954)	—	(2,954)
Balance at Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19,522	19,522
Balance at December 31, 2018	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	117,953	$118	—	$—	$17,995	$(2,003)	$9,779	$105,131
Balance at Cumulative effect of adopting ASC Topic 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	695	695
Balance at Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	78,635	78	—	—	—	—	—	78
Balance at Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,144)	(1,144)
Balance at Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Balance at Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(211)	(211)
Balance at Redemption of Series A Redeemable Preferred Stock	—	—	(10)	(1,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,000)
Balance at Redemption of Series B Redeemable Preferred Stock	(9)	(900)		—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,824	—	6,824
Balance at Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	31,285	31,285
Balance at December 31, 2019	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	—	$—	$17,995	$4,821	$40,361	$141,615

See accompanying notes to the consolidated financial statements.

					Members' Equity
	Redeemable Preferred Stock		Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	196,587	197	—	—	—	—	—	197
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,776)	—	(18,043)	(19,819)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(128)	(128)
Redemption of Series B redeemable preferred stock	(51)	(5,100)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate recapitalization	—	—	—	—	(65,036,780)	(65,037)	(5,045,215)	(5,045)	(8,159,775)	(8,160)	(393,175)	(393)	37,386,394	374	78,261	—	—	—
Issuance of common shares for acquisition of Compstar	—	—	—	—	—	—	—	—	—	—	—	—	6,613,606	66	99,138	—	—	99,204
Proceeds from common stock sold in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	7,142,857	71	93,068	—	—	93,139
Common stock issuances pursuant to equity compensation awards	—	—	—	—	—	—	—	—	—	—	—	—	5,925	—	(82)	—	—	(82)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	506	—	—	506
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,706	—	4,706
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	90,769	90,769
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	51,148,782	$511	$287,110	$9,527	$112,959	$410,107

See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$90,769	$31,285	$19,522
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,485	876	497
Stock compensation	506	—	—
Net capital (gains) losses on investments	(5,155)	(76)	225
Forgiveness of PPP loan	(325)	—	—
Deferred offering costs	—	(411)	—
Gain on bargain purchase of subsidiary	—	(634)	—
Loss on disposal of subsidiary	—	34	—
Net realized losses on sale of building	—	—	619
Gain on revaluation of Compstar investment	(69,846)	—	—
Bond amortization and accretion	1,915	1,713	1,957
Issuance of member units as compensation	197	78	79
Equity losses (earnings) in affiliates, net of tax	(2,333)	(3,558)	1,082
Distributions from equity method investments	2,953	5,489	2,852
Deferred income taxes	(445)	(1,118)	(71)
Deferred financing costs	132	101	76
Changes in operating assets and liabilities:
Accrued investment income	17	(56)	567
Premiums and other receivables	(18,499)	(4,777)	(13,862)
Reinsurance recoverable on paid and unpaid losses	(30,805)	(49,829)	(50,776)
Prepaid reinsurance premiums	(26,963)	(13,323)	(10,881)
Right of use asset	(5,121)	—	—
Other assets	4,459	631	(769)
Unpaid loss and loss adjustment expenses	42,985	59,874	62,744
Unearned premiums	50,367	12,712	16,450
Funds held under reinsurance agreements	7,861	2,631	35,826
Reinsurance premiums payable	3,449	12,448	4,899
Accounts payable and accrued expenses	(2,976)	(639)	3,647
Lease liability	5,371	—	—
Income taxes payable	(1,986)	(1,278)	583
Net cash provided by operating activities	50,012	52,173	75,266
Investing activities
Payments for capital expenditures	(807)	(633)	(3,218)
Proceeds from sale of property and equipment	—	—	2,296
Proceeds from sale of equity method investment	3,000	—	—
Return of capital on equity method investment	115	—	—
Purchase of investments, available for sale	(129,233)	(89,171)	(124,571)
Proceeds from investments sold, matured or repaid	105,322	71,357	65,518
Purchase of investments, equity method	—	—	(17,798)
Acquisition of subsidiary, net of cash received	(10,534)	(5,496)	(786)
Cash received in the acquisition of Compstar	11,891	—	—
Net cash used in investing activities	(20,246)	(23,943)	(78,559)
Financing activities
Shares redeemed for payroll taxes	(82)	—	—
Proceeds from initial public offering	99,643	—	—
Deferred offering costs	(5,839)	—	—
Proceeds from credit agreement	32,453	—	26,994
Principal payments on debt	(49,728)	(4,832)	(10,031)
Proceeds from issuance of preferred shares	—	—	1,000
Buyback of preferred shares	(5,100)	(1,900)	(2,000)
Distribution to members	(19,819)	(1,144)	(1,456)
Dividends paid on preferred stock	(128)	(249)	(225)
Net cash provided by (used in) financing activities	51,400	(8,125)	14,282
Net increase in cash, cash equivalents and restricted cash	81,166	20,105	10,989
Cash, cash equivalents and restricted cash ‑ beginning of period	76,068	55,963	44,974
Cash, cash equivalents and restricted cash ‑ end of period	$157,234	$76,068	$55,963

See accompanying notes to the consolidated financial statements.

	December 31,
Disaggregation of cash and restricted cash:	2020	2019	2018
Cash and cash equivalents	$153,149	$74,268	$53,574
Restricted cash	4,085	1,800	2,389
Total cash, cash equivalents and restricted cash	$157,234	$76,068	$55,963

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2020	2019	2018
Cash paid during the year for:
Interest	$1,790	$2,068	$2,004
Income taxes	9,259	9,137	4,962
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	8,536	—	—
Shares issued for the acquisition of subsidiary	99,204	—	—
Accrued purchases of property and equipment	132	—	—
Accrued shares subject to mandatory redemption	—	—	770
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,101	—	—

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated and Combined Financial Statements

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

For the purpose of financial statement disclosures, references to the consolidated financial statements for all post-IPO periods include the accounts of Trean Insurance Group, Inc., along with its wholly owned subsidiaries, after elimination of intercompany accounts and transactions. References to the consolidated financial statements for all pre-IPO periods include the combined financial statements of BIC and Trean, along with their wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

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

The Company's wholly owned subsidiaries include (a) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company (Benchmark), a property and casualty insurance company domiciled in the state of Kansas, American Liberty Insurance Company (ALIC), a property and casualty insurance company domiciled in the state of Utah, and 7710 Insurance Company, a property and casualty insurance company domiciled in the state of South Carolina; (b) Trean Compstar Holdings, LLC, a limited liability company created originally for the purchase of Compstar Insurance Services LLC, a California-based general agency; and (c) Trean Corporation (Trean Corp), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: Trean Reinsurance Services, LLC (TRS), a reinsurance intermediary broker; Benchmark Administrators LLC (BIC Admin), a claims third-party administrator; and Westcap Insurance Services, LLC (Westcap), a managing general agent based in California.

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the instructions to Form 10-K under the Securities Exchange Act of 1934. All dollar amounts are shown in thousands, except share and per share amounts.

Use of estimates

While preparing the consolidated financial statements, the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require extensive use of estimates include the reserves for unpaid losses and loss adjustment expenses (LAE), reinsurance recoverables, investments, goodwill and intangible assets. Except for the captions on the consolidated balance sheets and consolidated statements of comprehensive income, generally, the term loss(es) is used to collectively refer to both losses and LAE.

Accounting pronouncements

Recently adopted policies

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU

2020-04). This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This standard is effective for the period between March 12, 2020 and December 31, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). This update modifies the existing requirements on fair value measurements in Topic 820 by changing the disclosure requirements regarding Level 1, Level 2 and Level 3 investments. The Company adopted this standard effective January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the consolidated financial statements.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10). The amendments in this ASU provide clarification on certain aspects related to the guidance issued in ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The areas for correction or improvement include (1) equity securities without a readily determinable fair value - discontinuation; (2) equity securities without a readily determinable fair value - adjustments; (3) forward contracts and purchased options; (4) presentation requirements for certain fair value option liabilities; (5) fair value option liabilities denominated in a foreign currency; and (6) transition guidance for equity securities without a readily determinable fair value. The Company adopted this standard effective January 1, 2019 on a prospective basis. The adoption of this standard did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies the definition of a business when evaluating whether transactions should be accounted for as an acquisition (or disposal) of a business or assets. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This update simplifies the manner in which an entity is required to test goodwill for impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2021, including interim periods thereafter, with early adoption permitted. The Company has elected to early adopt this standard effective January 1, 2020. Adoption of this standard did not have a material impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (ASU 2016-02), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of lease payments. Management adopted this standard effective January 1, 2020 under the modified retrospective approach. Adoption of this standard resulted in the Company recognizing initial right-of-use assets of $5,946 and initial lease liabilities of $5,946 and did not result in a cumulative effect adjustment on retained earnings. The adoption of this standard did not have a material impact on the consolidated statements of operations or consolidated statements of cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). This update substantially revises standards for the recognition, measurement and presentation of financial instruments. This standard revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. This requires the change in the value of equity securities to be reflected within the Company’s net income. The standard also amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted this standard effective January 1, 2019. The adoption of this standard did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification (ASC). Insurance contracts are excluded from the scope of this guidance. The core principle of ASC Topic 606 is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company adopted this standard effective January 1, 2019 using the modified retrospective approach to all contracts. The cumulative effect of adopting the standard resulted in an increase to the opening balance of retained earnings of $695, with offsetting changes to other assets and deferred tax asset. The cumulative effect adjustment recorded to other assets is related to the recording of brokerage revenue. Under ASC Topic 606, the Company is required to estimate the full contractual revenues at contract inception, subject to a constraint, which resulted in accelerated revenue recognition versus the previous revenue recognition patterns. The 2018 comparative period information was not restated and will continue to be reported under the legacy accounting standards that were in effect for those periods.

The impact of adopting ASC Topic 606 on the Company’s consolidated statement of operations is summarized as follows:

	Year Ended December 31, 2019
	Legacy GAAP	ASC Topic 606 Impact	As Reported
Other revenue	$8,925	$200	$9,125
Total revenue	102,315	200	102,515
Income before taxes	34,601	200	34,801
Income tax expense	7,028	46	7,074
Net income	$31,131	$154	$31,285

The impact of adopting ASC Topic 606 on the Company's consolidated balance sheet is summarized as follows:

	December 31, 2019
	Legacy GAAP	ASC Topic 606 Impact	As Reported
Assets
Deferred tax asset	$1,621	$(254)	$1,367
Other assets	2,020	1,103	3,123

Members' Equity
Retained earnings	$39,512	$849	$40,361

The impact on the Company’s consolidated balance sheet as of January 1, 2019 related to the adoption of ASC Topic 606 using the modified retrospective approach as discussed above is as follows:

	Adjustments
	December 31, 2018	ASC Topic 606	January 1, 2019
Assets
Deferred tax asset	$1,823	$(208)	$1,615
Other assets	1,963	903	2,866

Members' Equity
Retained earnings	$9,779	$695	$10,474

In November 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. ASC Topic 230 requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents in the consolidated statement of cash flows. During 2018, the Company elected to adopt this standard effective January 1, 2018. The adoption did not have a material effect on the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220 (ASU 2018-02), which amends ASC Topic 220 and ASC Topic 740 by addressing the amounts included within Accumulated Other Comprehensive Income ("AOCI") which may result from the enactment of the 2017 Tax Act. Though AOCI is presented on a net-of-tax basis, ASC Topic 740 requires that the effects of new tax laws on items in AOCI be recognized without a corresponding adjustment to AOCI and instead recorded in income tax expense. ASU 2018-02 permits amounts included within AOCI specifically resulting from the 2017 Tax Act to be removed from AOCI and reclassified to retained earnings. During 2018, the Company elected to adopt this standard effective January 1, 2018. The adoption did not have a material effect on the consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (ASU 2020-03). This update represents changes to clarify and improve the codification to allow for easier application by eliminating inconsistencies and providing clarification on items such as (i) the application of fair value option disclosures; (ii) the accounting for fees related to modifications of debt; and (iii) aligning the contractual term of a net investment in a lease in accordance with ASC Topic 326, Financial Instruments - Credit Losses, and the lease term determined in accordance with ASC Topic 842, Leases. Certain issues addressed in this update are effective for annual periods beginning after December 15, 2020 and others are effective for annual periods beginning after December 15, 2022. The Company will adopt each standard upon their respective effective dates of January 1, 2021 and January 1, 2023. Adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323 and Topic 815 (ASU 2020-01). This update addresses the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting. Further, the update addresses scope considerations for forward contracts and purchased options on certain securities. ASU 2020-01 is effective for annual periods beginning after December 15, 2021, including interim periods thereafter. The Company will adopt this standard effective January 1, 2022. Adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Additionally, credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which the fair value is below the amortized cost. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2023. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

Note 2. Significant Accounting Policies

Cash and cash equivalents: Cash and cash equivalents consist of all cash accounts, money market investments, and investments with maturities, at the time of acquisition, of 90 days or less. These amounts are carried at cost, which approximates fair value. Although the Company maintains its cash accounts in a limited number of commercial banks, management of the Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Restricted cash of $4,085 and $1,800 represents fiduciary funds held for other companies as of December 31, 2020 and 2019, respectively. There is a corresponding obligation to the other companies included in accounts payable and accrued expenses as of December 31, 2020 and 2019 (Note 11).

Investments: Investment securities, consisting of fixed maturities, are classified as available-for-sale and reported at fair value. The change in unrealized gain and loss on fixed maturity investments is recorded as a component of accumulated other comprehensive income in the consolidated balance sheets, net of the related deferred tax effect, until realized. The change in unrealized gain and loss on equity securities is recorded as a component of net income and is included in net investment income on the consolidated statements of operations. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and included in net realized capital gains (losses) on the consolidated statement of operations on the trade date. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities and reports the amortization in net investment income. Dividend and interest income is recognized when earned.

The Company regularly reviews its investment portfolio to determine if other-than-temporary impairment exists for any debt securities. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of the assessment process, the Company determines whether the impairment is temporary or other-than-temporary. The assessment is based on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; or whether management intends to sell the debt security or it is more likely than not that management will have to sell the security before recovery of the amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If a debt security is impaired and management intends to sell the security or it is more likely than not that the Company will have to sell the security before the amortized cost is recovered, then the Company recognizes impairment loss in net realized capital gains (losses). If it is determined that an impairment of a debt security is other-than-temporary and management neither intends to sell the security nor is it more likely than not that the Company will have to sell the security before it is able to recover its cost or amortized cost, then the Company separates the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. The Company records the amount of the impairment related to the credit loss as an impairment charge in net income and the amount of the impairment related to all other factors in accumulated other comprehensive income. No other-than-temporary impairment was recorded for the years ended December 31, 2020, 2019 and 2018.

A large portion of the Company’s investment portfolio consists of fixed maturities which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.

Equity method investments: Certain investments where the Company does not have control but has the ability to exercise significant influence are accounted for by the equity method of accounting. Under this method, the Company's investments in certain limited liability companies are recorded at cost and the investment accounts are adjusted for the Company's share of the entities' income or loss and for the distributions and contributions. The income and losses are recorded within equity earnings (losses) in affiliates, net of tax on the consolidated statements of operations.

Premium revenue: Premiums are earned over the policy period and are stated after deduction for reinsurance. The portion of premiums that will be earned in the future is deferred and reported as unearned premiums on the consolidated balance sheets.

Revenue from contracts with customers: Other revenue recorded by the Company includes brokerage, third-party administrative (TPA), management and consulting fees. The Company incurs certain costs associated with obtaining contracts with customers. Such contracts are one-year contracts and the amortization periods are one year or less. The Company has elected, as a practical expedient, to expense these contract costs as incurred.

Brokerage revenue includes the fees earned on excess of loss (XOL) and quota share reinsurance treaties. Billings for brokerage revenues generally occur monthly. Revenue for reinsurance treaties consists of a single performance obligation whereas the total amount of consideration expected to be received is recorded on the effective date of the underlying contract. For XOL treaties, revenue is estimated based on the contractually specified minimum or deposit premiums. For quota share treaties, revenue is estimated based on the projected premium income provided by the ceding insurer. Brokerage fees are received based on the performance of the specified terms of the reinsurance treaty and thus, are considered variable consideration. Therefore, revenue is estimated and constrained to the extent it is probable a significant reversal of revenue will not occur, using the expected value method. Adjustments to revenue are recorded as additional evidence is received for the ultimate amount of brokerage earned under the contract.

The Company acts as a third-party claims administrator and earns TPA fees for providing such services. The fee structures vary based on the specific contract and can be dependent upon a number of factors which typically include agreed-upon fee rates, the total amount of premium written or collected under the agreement and the total time and expense incurred for processing claims. Billings for TPA fees occur on a monthly basis. TPA services consist of a single performance obligation which is recognized over time as claims are processed throughout the contract period. The volume of claims varies throughout the contract period and, therefore, the Company has elected to record revenue in an amount that reflects the total fees that the Company has a right to invoice for during the period.

The Company acts as a managing general agent (MGA) to provide certain administrative and underwriting services. The consideration received varies based on certain factors including the contractual MGA rate and the total amount of premium written or collected under the contract. Billings for management fees occur on a monthly basis. Management fees consist of a single performance obligation that are recognized by the Company over time as services are provided. The volume of premium written or collected for a single contract varies throughout the contract period and, therefore, the Company has elected to record revenue in an amount that reflects the total fees that the Company has a right to invoice for during the period.

The Company provides consulting services for certain reinsurance contracts which includes services such as contract consultation and review. The compensation structure for consulting services is based on fixed periodic payments, generally monthly or quarterly. Consulting services consist of a single performance obligation which is recognized over the term of the consulting agreement.

Deferred financing costs: Deferred financing costs are amortized as interest expense over the term of the underlying debt agreement by use of the effective interest method. Unamortized deferred financing costs are recorded as a reduction to long-term debt on the consolidated balance sheets.

Premiums and other receivables: Premiums receivable are uncollateralized customer obligations due under normal terms requiring payment by the policy due date. Amounts outstanding that are deemed uncollectible are written off. When payments are received on amounts previously written off, the total premiums written off is reduced in the period in which the payment is received. Advanced premiums are recognized when payment is received prior to the beginning coverage date and are included within unearned premiums on the consolidated balance sheets.

Premiums and other receivables consist of the following:

	December 31,
	2020	2019
Premiums receivable	$106,708	$61,774
Trade receivables	2,824	1,053
Notes receivable	51	23
Total premiums and other receivables	109,583	62,850
Less: Allowance for doubtful accounts	(366)	(390)
Net premiums and other receivables	$109,217	$62,460

During the years ended December 31, 2020, 2019 and 2018, the Company wrote off $26, $1,817 and $338 to bad debt, respectively. Bad debt expense is included within general and administrative expenses in the consolidated statements of operations.

Deferred policy acquisition costs: The Company incurs policy acquisition costs that vary with and are directly related to the production of new and renewal business. These costs consist of underwriting costs, net commissions (including ceding commissions) paid to agents, program managers and reinsurers, and premium taxes. Proceeds from reinsurance transactions that represent recovery of acquisition costs reduce applicable unamortized acquisition costs in such a manner that net acquisition costs are capitalized and charged to expense. Amortization of such policy acquisition costs is charged to general and administrative expense in proportion to premium earned over the estimated policy term.

To the extent that unearned premium on existing policies are not adequate to cover the sum of expected losses, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are expensed to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded. No premium deficiency exists as of December 31, 2020, 2019 and 2018.

Property and equipment, net: Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is based on the estimated useful lives of the various classes of property and equipment and is determined based on the straight-line method. The estimated useful lives of property and equipment range from three to thirty years. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The depreciation periods by asset class are as follows:

Asset class	Depreciation period
Building and building improvements	30 years
Furniture and fixtures	7 years
Office equipment	5 years
Software and computer equipment	3 years

Long-lived assets, such as property and equipment, and purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be impaired, the Company recognizes impairment to the extent that the carrying value exceeds the asset’s fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values, and third-party independent appraisals. The Company recorded no impairments of property and equipment for the years ended December 31, 2020, 2019 and 2018.

Reserve for unpaid loss and loss adjustment expenses: The liability for unpaid losses and LAE in the consolidated balance sheets represent the Company’s estimated losses incurred that remain unpaid as of the balance sheet date. The liability is recorded on an undiscounted basis.

Reserves for unpaid losses include estimates for both claims that have been reported and those that have been incurred but not reported. The estimated losses are regularly reviewed and adjusted as necessary based on historical experience and as the Company obtains new information.

The consolidated balance sheets include reserves of unpaid losses gross of the amounts related to unpaid losses recoverable from reinsurers. The consolidated statements of operations include the losses net of amounts ceded to reinsurers.

Reinsurance: The Company cedes all, or a portion of, its insurance in order to limit its maximum losses, diversify its exposure and provide statutory surplus relief. Ceding insurance does not relieve the Company of its primary liability to policyholders.

The reinsurance agreements are short-term, prospective contracts, typically 12-months in duration. The Company records an asset, prepaid reinsurance premiums, and a liability, reinsurance premiums payable, for the contract amount when premium is written under the reinsurance agreements. Prepaid reinsurance premiums are amortized in the same manner in which unearned premium is recognized.

The Company earns ceding commissions on certain reinsurance contracts, which reduces operating expenses. Ceding commissions are amortized over the contract period consistent with deferred policy acquisition costs.

The Company records amounts recoverable from reinsurers on paid losses and estimated amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is based on unpaid losses in conjunction with the reinsured policies.

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the credit worthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no bad debt expense related to reinsurance during the years ended December 31, 2020, 2019 and 2018.

Guaranty funds: State guaranty associations assess insurance companies for the estimated loss resulting from insurers encountering financial difficulty. The Company records these assessments, as well as any return assessments, upon notification of the state guaranty associations. The effect on operations or financial position relating to any estimated losses are not material for the years ended December 31, 2020, 2019 and 2018.

Income taxes: The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which it is expected to recover or settle those temporary differences. Should a change in tax rates occur, the effect on deferred tax assets and liabilities will be recognized in operations in the period that includes the enactment date.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.

The Company records any income tax penalties and income tax-related interest as income tax expense in the period incurred. The Company did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2020, 2019 and 2018.

Concentrations of risk: The Company had total gross written premiums of $484,249, $411,401 and $357,007 for the years ended December 31, 2020, 2019 and 2018, respectively, including:

	Year Ended December 31,
	2020	2019	2018
California	$203,421	$202,446	$153,611
Michigan	41,830	38,174	37,084
Texas	28,909	*	*
Arizona	27,950	34,215	28,350
Alabama	17,549	12,946	11,907
Mississippi	13,307	8,910	7,143
Georgia	12,869	*	*
Tennessee	12,347	8,065	7,809
Nevada	10,760	11,869	9,225
Pennsylvania	10,498	*	*
Other geographical areas	104,809	94,776	101,878
Total gross written premium	$484,249	$411,401	$357,007
* The amount for the state is relevant for 2020 but not in other periods and therefore, was not presented.

As of December 31, 2020, approximately 28% and 27% of the Company’s investment portfolio was comprised of securities issued in industrial and public utility bonds and mortgage-backed securities, respectively, compared to 36% and 21% as of December 31, 2019, respectively. All of these securities are investment grade. This portfolio is widely diversified among various issuers and industries and does not depend on the economic stability of one issuer and industry.

As of December 31, 2019, approximately 8% of the Company’s net assets were comprised of the equity method investment in Compstar Holding Company LLC. During fiscal year 2020, the Company purchased the remaining ownership share of Compstar Holding Company LLC and no longer carries its investment under the equity method.

The Company, from time to time, maintains its cash position at banks in excess of federally insured limits. The Company has not experienced any losses on such accounts.

Goodwill: Goodwill represents the cost to acquire a business over the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The Company had $140,640 and $2,822 of goodwill on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. For the years ended December 31, 2020, 2019 and 2018, no impairment loss was recorded.

Intangible assets: Acquired intangible assets include client relationships, customer lists, non-compete agreements and trade names acquired. Intangible assets with a finite life are amortized over the estimated useful life. In valuing these assets, assumptions are made regarding useful lives and projected growth rates and significant judgment is required. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their undiscounted cash flows, an impairment loss is recorded. For the years ended December 31, 2020, 2019 and 2018, no impairment loss was recorded.

Deferred offering costs: Deferred offering costs are specific incremental costs directly attributable to an offering of securities. The Company defers these costs and will charge them against the gross proceeds of a future offering. The Company had $664 of deferred offering costs as of December 31, 2019 which are included within other assets on the consolidated balance sheets. As of December 31, 2019, $253 of deferred offering costs were unpaid and are included within accounts payable and accrued expenses on the consolidated balance sheets. The Company completed its offering on July 15, 2020 and offset proceeds with $6,503 of deferred offering costs.

Segment reporting: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker reviews financial information of the Company as a whole for purposes of assessing financial performance and making operating decisions. Accordingly, the Company considers itself to be operating as a single operating and reportable segment.

Note 3. Acquisitions
7710 Insurance Company

Effective October 1, 2020, Benchmark Holding Company acquired 100% ownership of 7710 Insurance Company as well as its associated program manager and agency, 7710 Service Company, LLC and Creekwood Insurance Agency, LLC for a purchase price of $12,140. 7710 Insurance Company underwrites workers' compensation primarily for emergency services, including firefighters and emergency medical services (EMS). 7710 Insurance Company focuses on reducing costs and claims through the implementation of a proprietary safety preparedness and loss control program, created and staffed by experienced firefighters and EMS professionals.

The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date:

Fair value of total consideration transferred	$12,140
Recognized amounts of identifiable assets acquired and liabilities assumed:
Fixed maturities	895
Cash and cash equivalents	2,704
Accrued investment income	7
Premiums and other receivables	2,618
Reinsurance recoverable	5,069
Prepaid reinsurance premiums	920
Deferred policy acquisition costs	466
Property and equipment	22
Right of use asset	196
Goodwill	2,873
Intangible assets	3,299
Other assets	7,435
Unpaid loss and loss adjustment expenses	(8,117)
Unearned premiums	(3,831)
Funds held under reinsurance agreements	(421)
Accounts payable and accrued expenses	(1,112)
Lease liability	(220)
Deferred tax liabilities	(394)
Debt	(269)
Net assets acquired	$12,140

The assessment of fair value, the determination of deferred tax assets acquired, the liability for unpaid loss and loss adjustment expense assumed and other payables and receivables are preliminary and are based on the information that was available at the time the consolidated financial statements were prepared. Accordingly, the allocation of purchase price to intangible assets, goodwill, deferred tax assets and liabilities and the liability for unpaid loss and loss adjustment expense is preliminary and, therefore, subject to adjustment in future periods.

The Company recorded $2,873 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce and the expected growth resulting from the acquisition.

The Company also recorded preliminary intangible assets totaling $3,299 which are comprised of the following:

	Useful Life	Balance
Trade name	15 years	$458
Customer relationships	10 years	2,841
Total intangible assets		$3,299

Subsequent to the acquisition date, 7710 Insurance Company, 7710 Service Company and Creekwood Insurance Agency recorded total revenue of $1,183, of which $1,131 is intercompany related and is eliminated in consolidation, and contributed net income totaling $186 to consolidated net income on the consolidated statement of operations.

Compstar Holding Company LLC

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar Holding Company LLC (Compstar), a holding company along with its wholly owned subsidiary Compstar Insurance

Services, a managing general agent, by issuing 6,613,606 shares of the Company’s common stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. As of the acquisition date, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321. As a result, the Company recorded a gain of $69,846 from the remeasurement of its previous equity interest, which is included in gain on revaluation of Compstar on the consolidated statement of operations. The acquisition-date fair value of the Company’s previous equity interest was revalued using the market price of the shares issued as consideration for the acquisition.

The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date:

Fair value of total consideration transferred	$99,204
Previous investment in subsidiary	11,321
Fair value adjustment to prior investment	69,846
Fair value of assets acquired and liabilities assumed	180,371
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	11,891
Premiums and other receivables	3,632
Property and equipment	444
Right of use asset	1,020
Goodwill	134,428
Intangible assets, net	73,954
Other assets	184
Accounts payable and accrued expenses	(11,328)
Lease liability	(1,302)
Deferred tax liabilities	(12,487)
Debt	(20,065)
Net assets acquired	$180,371

The assessment of fair value, the determination of deferred tax assets acquired and other payables and receivables are preliminary and are based on the information that was available at the time the consolidated financial statements were prepared. Accordingly, the allocation of purchase price to intangible assets, goodwill and deferred tax assets and liabilities is preliminary and, therefore, subject to adjustment in future periods.

The Company recorded $134,428 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce, the expected growth resulting from the acquisition and synergies gained to assist in the reduction of operating expenses.

The Company also recorded preliminary intangible assets totaling $73,954, which are comprised of the following:

	Useful Life	Balance
Trade name	15 years	$3,157
Customer relationships	14 years	70,797
Total intangible assets		$73,954

Subsequent to the acquisition date, Compstar recorded total revenue of $7,949, of which $7,928 is intercompany related and is eliminated in consolidation, and contributed net income totaling $1,989 to consolidated net income on the consolidated statement of operations.

LCTA Risk Services, Inc.

Effective April 1, 2020, Trean Corp purchased 100% of the operating assets and assumed the liabilities of LCTA Risk Services, Inc. The total purchase price was $1,400. The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date:

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

First Choice Casualty Insurance Company

Effective February 19, 2019, Benchmark purchased 100% of the operating assets and assumed the liabilities of First Choice Casualty Insurance Company (FCCIC). The total purchase price was $5,314. As part of the acquisition, the Company recorded a bargain purchase gain of $634 which is included in net realized capital gains (losses) on the consolidated statements of operations. The Company was able to realize a bargain purchase gain as the seller was looking to exit the workers' compensation market with the sale of their management agreement to a new manager. With the new manager, the seller had a lack of interest and expertise in maintaining workers' compensation policies, which had historically been underwritten and managed by Trean Corp.

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of total consideration transferred	$5,314
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	973
Investments	4,252
Accrued investment income	40
Premiums and other receivables	1,571
Deferred tax asset	242
Other assets	10
Funds held under reinsurance agreements	7,980
Unpaid loss and loss adjustment expenses	(6,426)
Unearned premiums	(1,003)
Reinsurance premiums payable	(1,037)
Accounts payable and accrued expenses	(316)
Income taxes payable	(338)
Net assets acquired	5,948
Gain on bargain purchase	$634

Westcap Insurance Services, LLC

Effective April 2, 2018, the Company purchased 100% of the operating assets and assumed certain liabilities of Westcap Insurance Services, LLC (Westcap). The total purchase price was $2,450.

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of total consideration transferred	$2,450
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,003
Property and equipment	194
Other assets	1
Goodwill	2,154
Accounts payable	(902)
Net assets acquired	$2,450

The Company recorded approximately $2,154 of goodwill associated with the business combination. The goodwill recognized is attributable to the expected growth resulting from the acquisition and the ability to direct the operations of Westcap. Further, the goodwill is attributable to synergies gained to assist in reducing future expenses.

CTS Underwriters, LLC

Effective December 12, 2018, the Company acquired certain operating assets of CTS Underwriters, LLC located in Florida. The total purchase price was $50.

The following table summarizes the consideration paid and the amounts of estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair value of total consideration transferred	$50
Recognized amounts of identifiable assets acquired and liabilities assumed:
Equipment	10
Non-compete agreement	40
Net assets acquired	$50

Note 4. Fair Value Measurements

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

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$17,471	$—	$—	$17,471
Foreign governments	—	302	—	302
States, territories and possessions	—	7,774	—	7,774
Political subdivisions of states territories and possessions	—	33,212	—	33,212
Special revenue and special assessment obligations	—	81,714	—	81,714
Industrial and public utilities	—	113,741	—	113,741
Commercial mortgage-backed securities	—	18,066	—	18,066
Residential mortgage-backed securities	—	93,017	—	93,017
Other loan-backed securities	—	39,945	—	39,945
Hybrid securities	—	362	—	362
Total fixed maturities	17,471	388,133	—	405,604
Equity securities:
Preferred stock	—	240	—	240
Common stock	958	576	2,000	3,534
Total equity securities	958	816	2,000	3,774
Total investments	$18,429	$388,949	$2,000	$409,378

Funds held under reinsurance agreements	—	174,704	—	174,704

Debt:
Secured credit facility	—	32,381	—	32,381
Total debt	$—	$32,381	$—	$32,381

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$16,129	$—	$—	$16,129
Foreign governments	—	302	—	302
States, territories and possessions	—	4,923	—	4,923
Political subdivisions of states, territories and possessions	—	25,104	—	25,104
Special revenue and special assessment obligations	—	61,405	—	61,405
Industrial and public utilities	—	123,207	—	123,207
Commercial mortgage-backed securities	—	16,312	—	16,312
Residential mortgage-backed securities	—	54,109	—	54,109
Other loan-backed securities	—	36,011	—	36,011
Hybrid securities	—	363	—	363
Total fixed maturities	16,129	321,736	—	337,865
Equity securities:
Preferred stock	—	343	—	343
Common stock	—	492	—	492
Total equity securities	—	835	—	835
Total investments	$16,129	$322,571	$—	$338,700

Funds held under reinsurance agreements	—	163,445	—	163,445

Debt:
Junior subordinated debt	—	7,732	—	7,732
Secured credit facility	—	21,637	—	21,637
Total debt	$—	$29,369	$—	$29,369

Bonds and equity securities: The Company, in conjunction with its third-party pricing service provider, uses a variety of sources to estimate the fair value of investments such as Reuters, Iboxx, PricingDirect, ICE BofAML Index, ICE Data Services, and for equities, Bloomberg. Equity securities are valued at the closing price on the exchange on which they are primarily traded as provided by a third-party pricing service. Fixed income securities are generally valued at an evaluated bid as provided by a third-party pricing service. Securities and other assets generally valued using third-party pricing services may also be valued at broker/dealer bid quotations. Values obtained from third-party pricing services can utilize several data sources for inputs such as transaction data, yield, quality, coupon rate, maturity, issue type, trading characteristics and market activity. To validate the reasonableness of the quoted prices, the Company performs various qualitative and quantitative procedures such as analysis of recent trading activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

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

Note 5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's investments are as follows:

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$336	$—	$17,471
Foreign governments	300	2	—	302
States, territories and possessions	7,500	274	—	7,774
Political subdivisions of states, territories and possessions	31,759	1,453	—	33,212
Special revenue and special assessment obligations	77,329	4,422	(37)	81,714
Industrial and public utilities	107,017	6,768	(44)	113,741
Commercial mortgage-backed securities	16,242	1,848	(24)	18,066
Residential mortgage-backed securities	91,478	1,626	(87)	93,017
Other loan-backed securities	39,293	719	(67)	39,945
Hybrid securities	356	6	—	362
Total fixed maturities available for sale	388,409	17,454	(259)	405,604
Equity securities:
Preferred stock	243	—	(3)	240
Common stock	1,554	2,053	(73)	3,534
Total equity securities	1,797	2,053	(76)	3,774
Total investments	$390,206	$19,507	$(335)	$409,378

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$15,965	$167	$(3)	$16,129
Foreign governments	299	3	—	302
States, territories and possessions	4,789	134	—	4,923
Political subdivisions of states, territories and possessions	24,444	670	(10)	25,104
Special revenue and special assessment obligations	59,149	2,298	(42)	61,405
Industrial and public utilities	119,735	3,490	(18)	123,207
Commercial mortgage-backed securities	15,586	757	(31)	16,312
Residential mortgage-backed securities	53,467	679	(37)	54,109
Other loan-backed securities	35,849	281	(119)	36,011
Hybrid securities	357	6	—	363
Total fixed maturities available for sale	329,640	8,485	(260)	337,865
Equity securities:
Preferred stock	337	6	—	343
Common stock	492	—	—	492
Total equity securities	829	6	—	835
Total investments	$330,469	$8,491	$(260)	$338,700

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$4,518	$—	$—	$—	$4,518	$—
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	—	—	—	—	—	—
Special revenue and special assessment obligations	2,923	(37)	—	—	2,923	(37)
Industrial and public utilities	2,106	(44)	—	—	2,106	(44)
Commercial mortgage-backed securities	999	(24)	—	—	999	(24)
Residential mortgage-backed securities	8,811	(74)	262	(13)	9,073	(87)
Other loan-backed securities	2,037	(10)	9,036	(57)	11,073	(67)
Hybrid securities	250	—	—	—	250	—
Total bonds	$21,644	$(189)	$9,298	$(70)	$30,942	$(259)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$293	$(2)	$1,349	$(1)	$1,642	$(3)
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	1,500	(9)	690	(1)	2,190	(10)
Special revenue and special assessment obligations	3,206	(42)	181	—	3,387	(42)
Industrial and public utilities	5,939	(16)	1,094	(2)	7,033	(18)
Commercial mortgage-backed securities	2,138	(30)	129	(1)	2,267	(31)
Residential mortgage-backed securities	6,936	(13)	1,917	(24)	8,853	(37)
Other loan-backed securities	2,189	(11)	13,885	(108)	16,074	(119)
Hybrid securities	—	—	—	—	—	—
Total bonds	$22,201	$(123)	$19,245	$(137)	$41,446	$(260)

The unrealized losses on the Company’s available for sale securities as of December 31, 2020 were primarily attributable to COVID-19 related credit spread widening and an increase in interest rates since first quarter lows, which predominantly impacted fixed maturities acquired during the second and third quarter of 2020. The unrealized losses on the Company's available for sale securities as of December 31, 2019 were primarily caused by widening in corporate and tax exempt credit spreads, rather than credit-related problems.

The amortized cost and estimated fair value of fixed maturities as of December 31, 2020, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$25,844	$26,107
Due after one year but before five years	102,491	107,516
Due after five years but before ten years	61,952	67,091
Due after ten years	51,109	53,862
Commercial mortgage-backed securities	16,242	18,066
Residential mortgage-backed securities	91,478	93,017
Other loan-backed securities	39,293	39,945
Total	$388,409	$405,604

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities:
Gains	$259	$91	$111
Losses	(7)	(24)	(201)
Total fixed maturities	252	67	(90)
Equity securities:
Preferred stock:
Losses	—	—	(6)
Equity method investments:
Gains	3,115	—	—
Total equity securities	3,115	—	(6)
Total net investment realized gains (losses)	$3,367	$67	$(96)

Net investment income consists of the following for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Fixed maturities	$6,271	$6,078	$4,701
Preferred stock	48	40	25
Common stock	1,980	—	—
Interest earned on cash and short-term investments	25	127	90
Net investment income	$8,324	$6,245	$4,816

Note 6. Equity Method Investments
The Company had investments in Compstar, Trean Intermediaries (TRI) and Stop-Loss Re, LLC (Stop-Loss). Equity earnings and losses are reported in equity earnings (losses) in affiliates, net of tax on the consolidated statements of operations.

On July 15, 2020, the Company purchased the remaining 55% ownership interest in Compstar (See Note 3). Prior to the acquisition, the Company owned 45% of Compstar which had a carrying value of approximately $11,831 as of December 31, 2019. The Company recorded earnings for the years ended December 31, 2020 and 2019 of 2,333 and $3,012, respectively, and losses of $1,788 for the year ended December 31, 2018. Distributions received from Compstar for the years ended December 31, 2020, 2019 and 2018 were $2,842, $4,649 and $2,542, respectively.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000. The Company currently maintains a 10% ownership interest in TRI. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115, which is included in net realized capital gains (losses) on the consolidated statements of operations. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000 which is recorded in net investment income on the consolidated statement of operations. The carrying value of TRI as of December 31, 2019 was approximately $110. The Company recorded earnings for the years ended December 31, 2019 and 2018 of $552 and $709, respectively. Distributions received from TRI for the years ended December 31, 2020, 2019 and 2018 were $225, $840 and $309, respectively.

Effective December 31, 2019, the Company surrendered its ownership in Stop-Loss. The Company recorded a loss on disposal of approximately $34 for the year ended December 31, 2019 which is included within net realized capital gains

(losses) on the combined statements of operations. The Company’s losses for the years ended December 31, 2019 and 2018 were approximately $6 and $2, respectively.

Summarized financial information for the Company's equity method investments are as follows:

	2020	2019	2018
Total assets	*	$58,657	$60,202
Total liabilities	*	42,980	44,476
Revenues	*	24,010	24,267
Net income (loss)	*	8,870	(1,150)
*2020 amounts are not included as the Company no longer maintains an equity method investment in Compstar, TRI or Stop-Loss.

Note 7. Nonconsolidated Variable Interest Entities
In 2019, the Company was engaged with certain entities that were deemed to be variable interest entities. A variable interest entity ("VIE") is an entity that has investors that lack certain essential characteristics of a controlling financial interest, such as a simple majority equity ownership or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the consolidated and combined financial statements.

The Company had a variable interest in Trean Capital Trust I (the "Trust") that had mandatory redeemable preferred securities outstanding with a liquidation value of $7,500. The Trust was a variable interest entity under current accounting guidance because the Company had limited ability to make decisions about its activities. However, the Company was not the primary beneficiary of the Trust; and therefore, the Trust and the mandatory redeemable preferred securities issued by the Trust are not reported on the Company’s consolidated and combined balance sheets. During 2020, the Company redeemed all of the redeemable preferred securities of the Trust. As of December 31, 2020, the Trust is no longer considered a VIE.

The Company had a variable interest in Compstar Holding Company LLC (Compstar), a limited liability company created for the purchase of an interest in Compstar Insurance Services, LLC, a California based general agent. Compstar was a variable interest entity under current accounting guidance because Compstar did not have sufficient capital at risk, as evidenced by a loan guarantee by a member. However, the Company was not the primary beneficiary of Compstar, and therefore, was not reported in the Company’s consolidated and combined balance sheet as of December 31, 2019. During 2020, the Company purchased the remaining ownership interest in Compstar resulting in Compstar becoming a wholly-owned subsidiary of the Company. As of December 31, 2020, Compstar is no longer considered a VIE.

Note 8. Property and Equipment
Property and equipment consists of the following:

	December 31,
	2020	2019
Land	$1,780	$1,780
Building and building improvements	5,755	5,150
Furniture and fixtures	1,106	772
Office equipment	2,813	2,193
Other property, plant and equipment	93	72
Deposits on fixed assets not placed in service	15	366
Total, at cost	11,562	10,333
Less: Accumulated depreciation	(3,308)	(2,396)
Property and equipment, net	$8,254	$7,937

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $912, $830 and $470, respectively.

The Company sold one building on October 15, 2018. Proceeds from the sale were $2,296 and the realized loss on disposal was $619.

Note 9. Goodwill and Intangible Assets
Goodwill

Changes in the carrying value of goodwill are as follows:

	2020	2019
Balance at beginning of period	$2,822	$2,822
Acquisitions	137,818	—
Balance at end of period	$140,640	$2,822

Intangible assets

Intangible assets subject to amortization consist of the following:

		December 31,
	Useful Life	2020	2019
Non-compete agreement	2-4 years	$44	$44
Trade name	6-15 years	3,682	67
Customer lists and relationships	10-14 years	74,284	164
Totals		78,010	275
Less: Accumulated amortization		(2,694)	(121)
Intangible assets, net		$75,316	$154

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $2,573, $46 and $27, respectively.

The estimated future amortization of intangible assets is as follows:

	Trade name	Customer lists and relationships	Total
2021	$248	$5,406	$5,654
2022	248	5,406	5,654
2023	241	5,405	5,646
2024	241	5,405	5,646
2025	241	5,405	5,646
Thereafter	2,306	44,764	47,070
Total	$3,525	$71,791	$75,316

Note 10. Deferred Policy Acquisition Costs, Net
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years ended December 31, 2020, 2019 and 2018.

The table below depicts the activity with regard to deferred policy acquisition costs, net:

	2020	2019	2018
Balance at beginning of period	$2,115	$2,976	$1,833
Policy acquisition costs deferred	7,593	14,646	8,279
Amortization charged to expense	(8,376)	(15,507)	(7,136)
Balance at end of period	$1,332	$2,115	$2,976

Note 11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
	2020	2019
Accrued commissions and third-party administration fees	$5,391	$2,713
Trade payables	2,823	2,387
Accrued taxes, licenses and fees	4,527	4,313
Accrued wages and employee benefits	4,092	2,167
Amounts retained for the accounts of others	41,655	2,467
Litigation settlement	1,210	—
Other liabilities	1,542	948
Total	$61,240	$14,995

Note 12. Debt
Debt consisted of the following:

	December 31,
	2020	2019
Junior subordinated debt	$—	$7,732
Secured credit facility	32,381	21,637
Total debt	32,381	29,369
Less: unamortized deferred financing costs	(744)	(329)
Net debt	$31,637	$29,040

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

The interest rate was a fixed rate of 9.167% until July 7, 2011, after which a variable interest rate of LIBOR (1.99% and 2.44% as of December 31, 2019 and 2018, respectively) plus 3.50% was in effect. The interest rate totaled 5.49% and 5.94% as of December 31, 2019 and 2018, respectively. The preferred capital securities issued by the Trust in turn pay quarterly cash distributions at an annual rate of 9.167% per annum of the liquidation amount of $1 per security until July 7, 2011 and thereafter at a variable rate per annum, reset quarterly, equal to LIBOR plus 3.50%.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded $271, $464 and $433 of interest expense, respectively, associated with the Subordinated Notes.

Secured Credit Facility

In April 2018, Trean Corp entered into a credit agreement with a bank which includes a term loan facility totaling $27,500 and a revolving credit facility of $3,000. Borrowings are secured by substantially all of the assets of Trean and its subsidiaries.

On July 16, 2020, the Company entered into a new Second Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 4.50%, 3.00% and 3.50%, which was 4.72%, 6.33% and 6.89% as of December 31, 2020, 2019 and 2018, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded $1,518, $1,617 and $1,404 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of December 31, 2020, 2019 and 2018.

Oak Street Loan

In conjunction with the acquisition of Compstar (See Note 3), the Company acquired a loan from Oak Street Funding with a total principle of $19,740. In July 2020, upon completion of the acquisition, the Company paid this loan off in full.

PPP Loans

In conjunction with the acquisition of Compstar, the Company acquired a Federal Paycheck Protection Program (PPP) Loan with a principal balance of $325. The PPP Loan was forgiven on November 6, 2020. In conjunction with the acquisition of 7710, the Company acquired a PPP Loan with a principal balance of $269. The PPP Loan was forgiven on November 12, 2020.

Scheduled maturities of debt, excluding deferred financing costs, are as follows:

2021	$1,444
2022	1,650
2023	2,887
2024	3,300
2025	23,100
Thereafter	—
Total debt	$32,381

Note 13. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative and consulting fees. Revenue from contracts with customers was $12,104 and $9,125 for the years ended December 31, 2020 and 2019, respectively.

The following table presents the revenues recognized from contracts with customers included in the consolidated statements of operations.

	Year Ended December 31,
	2020	2019
Brokerage	$8,994	$5,828
Managing general agent fees	976	858
Third-party administrator fees	1,630	1,776
Consulting fees	504	663
Total revenue from contracts with customers	$12,104	$9,125

The Company did not have any contract liabilities as of December 31, 2020 or December 31, 2019. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the consolidated balance sheets.

	December 31,
	2020	2019
Contract assets	$3,405	$1,103

Note 14. Income Taxes
Income tax expense is comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Current tax expense	$7,291	$8,642	$5,618
Deferred tax expense	(466)	(1,568)	(72)
Total income tax expense	$6,825	$7,074	$5,546

The income tax expense differs from the expected income tax expense computed by applying the applicable federal statutory tax rates to pretax income as a result of the following:

	2020	Effective Rate	2019	Effective Rate	2018	Effective Rate
Income tax expense computed at statutory rate	$20,005	21.0%	$7,309	21.0%	$5,492	21.0%
State taxes, net of federal benefit	577	0.6%	293	0.8%	201	0.8%
Tax-exempt municipal income, net of proration	(272)	(0.3)%	(271)	(0.8)%	(328)	(1.3)%
Nondeductible IPO & potential buyer expenses	957	1.0%	91	0.3%	—	—%
Fair market value adjustment on Compstar investment	(14,668)	(15.4)%	—	—%	—	—%
Other	226	0.3%	(348)	(1.0)%	181	0.7%
Total income tax expense	$6,825	7.2%	$7,074	20.3%	$5,546	21.2%

On December 22, 2017 the 2017 Tax Act was signed into law. The 2017 Tax Act has modified loss reserve discounting requirements for tax purposes. The 2017 Tax Act extends the payment pattern used to calculate loss discounts and increases the discount rate, replacing the applicable federal rate for a higher-yield corporate bond rate. The new discounting requirements are applicable to all existing and future loss reserves, effective beginning in tax year 2018, subject to an eight-year adjustment.

As of December 31, 2020 and 2019, the Company has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $3,639 and $4,752 related to the purchases of ALIC and FCCIC. Due to the purchases, the Company is limited to the amount of NOL Carryforward it can use each year. The Company estimates it can use approximately $1,676 of the available NOL carryforward over the next 18 years, and has established a deferred tax asset of approximately $118 and $352 as of December 31, 2020 and 2019, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Unpaid losses and LAE	$3,180	$2,671
Unearned premiums	2,101	995
NOL carryforward	118	352
Lease liability	1,789	—
Accrued liabilities	189	190
Stock compensation	120	—
Other	81	176
Total deferred tax assets	7,578	4,384

Deferred tax liabilities:
Deferred acquisition costs	(259)	(444)
Loss reserve discounting TCJA transitional adjustment	(591)	(675)
Unrealized gains and losses on investments	(2,556)	(1,281)
Property and equipment	(389)	(296)
Right-of-use asset	(1,667)	—
Intangible assets	(13,271)	(28)
Unrealized gain on TRI investment	(474)	—
Prepaid expenses	(352)	(52)
Section 481(a) adjustment	(224)	(156)
Other	(124)	(85)
Total deferred tax liabilities	(19,907)	(3,017)
Net deferred tax assets (liabilities)	$(12,329)	$1,367

The Company completed its IRS examination related to the 2017 income tax return of Trean Corp. The results of the examination resulted in no changes to the 2017 Trean Corp tax return. The Company's tax years 2017 through 2019 remain open to examination by the IRS and various state authorities.

As of December 31, 2020 and 2019, the Company has not taken any uncertain tax positions with regard to its tax returns.

Note 15. Liability for Unpaid Losses and Loss Adjustment Expense
The Company establishes reserves for unpaid losses and LAE which represent the estimated ultimate cost of all losses incurred that were both reported and unreported (i.e., incurred but not reported losses, or "IBNR") and LAE incurred that remain unpaid at the balance sheet date. The Company reserves for loss after considering all information known at each reporting period. At any given point in time, loss reserves represent the best estimate of the ultimate settlement and administration cost of insured claims incurred and unpaid. Since the process of estimating loss reserves requires significant judgment due to a number of variables, such as fluctuations in inflation, judicial decisions, legislative changes and changes in claims handling procedures, the ultimate liability will likely differ from these estimates. The Company revises the reserves for unpaid losses as additional information becomes available, and reflects adjustments, if any, in earnings in the periods in which the adjustments are deemed necessary. The liability for unpaid losses is recorded on an undiscounted basis.

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Year Ended December 31,
	2020	2019	2018
Unpaid losses and LAE reserves at beginning of period	$406,716	$340,415	$277,671
Less losses ceded through reinsurance	(304,005)	(257,421)	(206,323)
Net unpaid losses and LAE at beginning of period	102,711	82,994	71,348
Acquisition of subsidiary, net of losses ceded through reinsurance	7,050	6,366	—
Incurred losses and LAE related to:
Current period	65,587	54,933	41,635
Prior period	(14,813)	(10,272)	(5,906)
Total incurred losses and LAE	50,774	44,661	35,729
Paid losses and LAE, net of reinsurance, related to:
Current period	15,411	11,852	7,724
Prior period	22,962	19,458	16,359
Total paid losses and LAE	38,373	31,310	24,083
Net unpaid losses and LAE at end of period	122,162	102,711	82,994
Plus losses ceded through reinsurance	335,655	304,005	257,421
Unpaid losses and LAE reserves at end of period	$457,817	$406,716	$340,415

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and LAE decreased by approximately $14,813 and $10,272 and $5,906 for the years ended December 31, 2020, 2019 and 2018, respectively, primarily attributable to the development in the Company’s workers’ compensation book of business.

The Company purchased annuities from life insurers under which the claimants are the payees. The purchase of these annuities allowed the Company to reduce reserves for unpaid losses by approximately $2,553 in previous years. Under the terms of settlement with the claimants, the Company remains liable for payments to the claimants of approximately $1,717 and $1,773 as of December 31, 2020 and 2019, respectively, in the event of default or insolvency of the life insurers.

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses, net of reinsurance by accident year and cumulative paid loss and allocated loss adjustment expenses, net of reinsurance by accident year, for the years ended December 31, 2011 to 2020, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2020, by reportable line of business and accident year (dollars in thousands). The Company’s primary lines of business are workers’ compensation and other liability.

Workers' Compensation
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	13,271	13,825	15,426	16,280	16,004	16,197	16,738	17,090	17,078	17,276	1,082	2,337
2012		20,397	20,948	19,699	20,176	19,235	18,778	18,898	18,967	18,933	1,290	2,229
2013			22,746	22,879	22,650	19,772	19,528	19,426	19,814	19,964	1,655	2,496
2014				22,357	20,686	19,781	19,394	17,967	18,025	18,049	1,723	2,740
2015					22,643	23,830	23,444	21,788	22,218	19,560	1,942	3,945
2016						30,710	29,261	27,674	25,430	23,063	3,261	8,677
2017							35,683	29,107	25,713	24,439	4,075	13,230
2018								40,122	34,478	34,321	7,288	10,943
2019									48,565	45,384	13,504	9,820
2020										55,960	26,003	9,501
										$276,949

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	3,922	8,642	12,287	13,534	14,428	15,025	15,690	16,048	16,532	16,621
2012		6,100	11,854	14,292	15,902	16,683	17,426	17,951	18,164	18,329
2013			6,734	12,407	15,703	17,135	18,448	18,664	18,976	18,906
2014				5,958	11,672	14,393	16,011	16,177	16,535	16,607
2015					6,089	13,313	15,814	17,002	17,638	17,984
2016						7,260	15,329	17,904	18,728	19,856
2017							7,439	15,017	17,930	19,353
2018								8,978	19,811	24,023
2019									11,201	24,472
2020										12,141
										188,292
	All outstanding liabilities before 2011, net of reinsurance									5,459
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$94,116

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	27.4%	32.6%	15.4%	7.9%	5.1%	3.0%	2.0%	1.3%	1.7%	0.5%

* Presented as unaudited required supplementary information

Other Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	1,126	1,075	1,124	1,076	1,406	1,447	1,469	1,537	1,509	1,594	46	383
2012		1,442	880	973	863	1,092	1,278	1,745	1,721	1,717	250	456
2013			1,914	1,876	1,617	1,580	1,804	2,068	1,651	1,667	345	343
2014				2,183	1,964	1,921	2,154	3,107	3,013	2,832	779	434
2015					2,946	2,652	2,862	3,549	3,334	2,860	1,260	440
2016						2,689	2,794	3,135	3,180	2,735	1,677	323
2017							4,964	3,089	4,555	3,966	2,521	304
2018								4,256	4,278	3,010	2,286	218
2019									5,457	2,849	2,512	92
2020										2,932	2,789	46
										$26,162

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	31	171	338	369	771	1,116	1,189	1,261	1,353	1,505
2012		42	141	187	346	512	761	1,146	1,234	1,374
2013			65	195	281	573	798	1,048	1,153	1,215
2014				53	233	405	639	1,067	1,687	1,884
2015					123	374	600	945	1,187	1,258
2016						54	137	355	558	783
2017							52	439	676	999
2018								52	345	504
2019									111	170
2020										55
										9,747
	All outstanding liabilities before 2011, net of reinsurance									207
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$16,622

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	2.4%	7.1%	6.9%	9.1%	12.7%	16.8%	13.8%	11.0%	7.8%	6.0%

* Presented as unaudited required supplementary information

All Other Lines
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	59	23	86	222	210	210	212	207	206	206	—	3,818
2012		18	3	25	14	4	2	3	2	1	—	2,708
2013			1	—	13	9	10	12	—	—	—	3,068
2014				40	127	24	23	21	16	16	—	3,791
2015					168	132	108	113	98	98	—	5,122
2016						1,882	1,617	1,745	1,555	1,542	11	10,063
2017							2,852	2,917	2,417	2,442	34	15,892
2018								2,885	2,874	2,549	115	13,993
2019									3,756	3,367	266	12,509
2020										4,842	1,237	11,479
										$15,063

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	1	2	6	204	206	206	206	206	206	206
2012		1	1	1	1	1	1	1	1	1
2013			—	—	—	—	—	—	—	—
2014				—	100	16	16	16	16	16
2015					63	98	98	99	98	98
2016						796	1,325	1,418	1,494	1,499
2017							1,412	2,099	2,203	2,321
2018								1,309	2,123	2,325
2019									1,903	2,532
2020										2,291
										11,289
	All outstanding liabilities before 2011, net of reinsurance									68
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$3,842

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	51.6%	29.4%	7.5%	7.5%	1.6%	2.3%	—%	—%	—%	—%

* Presented as unaudited required supplementary information

Total Lines
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	14,456	14,923	16,636	17,578	17,620	17,854	18,419	18,834	18,793	19,076	1,128	6,538
2012		21,857	21,831	20,697	21,053	20,331	20,058	20,646	20,690	20,651	1,540	5,393
2013			24,661	24,755	24,280	21,361	21,342	21,506	21,465	21,631	2,000	5,907
2014				24,580	22,777	21,726	21,571	21,095	21,054	20,897	2,502	6,965
2015					25,757	26,614	26,414	25,450	25,650	22,518	3,202	9,507
2016						35,281	33,672	32,554	30,165	27,340	4,949	19,063
2017							43,499	35,113	32,685	30,847	6,630	29,426
2018								47,263	41,630	39,880	9,689	25,154
2019									57,778	51,600	16,282	22,421
2020										63,734	30,029	21,026
										$318,174

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	3,954	8,815	12,631	14,107	15,405	16,347	17,085	17,515	18,091	18,332
2012		6,143	11,996	14,480	16,249	17,196	18,188	19,098	19,399	19,704
2013			6,799	12,602	15,984	17,708	19,246	19,712	20,129	20,121
2014				6,011	12,005	14,814	16,666	17,260	18,238	18,507
2015					6,275	13,785	16,512	18,046	18,923	19,340
2016						8,110	16,791	19,677	20,780	22,138
2017							8,903	17,555	20,809	22,673
2018								10,339	22,279	26,852
2019									13,215	27,174
2020										14,487
										209,328
	All outstanding liabilities before 2011, net of reinsurance									5,734
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$114,580

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	26.5%	29.7%	13.7%	7.6%	5.9%	4.3%	3.3%	2.0%	2.2%	1.0%

* Presented as unaudited required supplementary information

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and loss adjustment expense in the consolidated balance sheets is as follows:

	December 31,
	2020	2019
Net outstanding liabilities
Workers' compensation	$94,116	$74,722
Other liability	16,622	20,561
All other lines of business	3,842	2,896
Liabilities for unpaid loss and loss adjustment expense, net of reinsurance	114,580	98,179
Reinsurance recoverable on unpaid claims
Workers' compensation	259,220	237,088
Other liability	43,592	41,873
All other lines of business	32,843	25,044
Total reinsurance recoverable on unpaid claims	335,655	304,005
Unallocated loss adjustment expenses	7,582	4,532
Total liability for unpaid loss and loss adjustment expenses	$457,817	$406,716

Note 16. Reinsurance
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

Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. The Company has diversified its credit risk related to the reinsurance ceded. There were no disputes with reinsurers as of December 31, 2020 and 2019. The Company has no reinsurance recoverables deemed uncollectible during the years ended December 31, 2020, 2019 and 2018.

The Company holds collateral on a funds held basis or requires collateral in a trust or as a letter of credit to secure recoverable balances from reinsurers not authorized in the insurance carriers state of domicile as follows:

	December 31,
	2020	2019
Letters of credit	$4,846	$65,877
Trust	123,807	32,207
Funds held	143,528	165,698
Total	$272,181	$263,782

The Company has unsecured aggregate recoverable for losses, paid and unpaid, loss adjustment expenses and unearned premiums with the following individual reinsurers, authorized or unauthorized, exceeding 5 percent of stockholders’ equity:

	December 31,
	2020	2019
Arch Reins Co	$34,120	$36,551
Markel Global Reins Co	77,222	65,211

A summary of the impact of ceded reinsurance is as follows:

	Year Ended December 31,
	2020				2019
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Losses and LAE liabilities	$445,867	$11,950	$(335,655)	$122,162	$392,233	$14,483	$(304,005)	$102,711
Unearned premiums	155,404	2,583	(107,971)	50,016	101,225	2,564	(80,088)	23,701
Written premiums	476,342	7,907	(352,252)	131,997	405,353	6,048	(325,837)	85,564
Earned premiums	424,136	7,898	(323,567)	108,467	391,312	6,491	(311,325)	86,478
Loss and loss adjustment expenses	211,096	2,579	(162,901)	50,774	208,560	1,871	(165,770)	44,661

Note 17. Leases
Adoption of Leases, Topic 842

On January 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842), and all related amendments under the modified retrospective approach. Under this transition approach, comparative prior periods, including disclosures, were not restated. The Company elected the transition package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification. The Company chose not to elect the hindsight practical expedient. The Company has elected, as a practical expedient, to account for lease components and any non-lease components within a contract as a single lease component, and therefore allocates all of the expected lease payments to the lease component. The adoption of the standard did not have an impact on the Company's consolidated statements of operations and there was no adjustment to its retained earnings opening balance sheet as of January 1, 2020. The Company does not expect the adoption of the new standard to have a material impact on the Company's operating results on an ongoing basis. The most significant impact of the new lease standard was the recognition of right-of-use assets and lease liabilities for operating leases. On January 1, 2020, the adoption of the new standard resulted in the recognition of a right-of-use asset and total lease liability of $5,946.

The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. Our leases have remaining terms ranging from one month to 90 months, some of which have options to extend the lease for up to 5 years. As of December 31, 2020, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the year ended December 31, 2020 was $2,501, inclusive of $362 in variable lease expense. The Company also sublets some of its leased office space and recorded $84 of sublease income for the year ended December 31, 2020, which is included in other income on the consolidated statement of operations. Total rent expense was $1,575 and $1,115 and sublease income was $90 and $309 for the years ended December 31, 2019 and 2018, respectively, which were recorded prior to the adoption of ASU 2016-02.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

December 31,
(dollars in thousands)	2020
Right of use asset	$6,338
Lease liability	$6,893
Weighted average remaining lease term	3.26 years
Weighted average discount rate	6.37%

Future maturities of lease liabilities as of December 31, 2020 are as follows:

Operating Leases
2021	$2,457
2022	2,363
2023	1,781
2024	929
2025	94
Thereafter	—
Total lease payments	7,624
Less: imputed interest	(731)
Total lease liabilities	$6,893

The Company had the following minimum annual commitments for payment of leases as of December 31, 2019:

Rent Expense
2020	$1,718
2021	1,614
2022	1,594
2023	1,191
2024	669
Thereafter	46
Total lease payments	$6,832

Note 18. Equity
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

Trean Insurance Group, Inc. received net proceeds from the sale of shares in the IPO of approximately $93,139 after deducting underwriting discounts and commissions of $7,500 and offering expenses of $6,503. Trean Insurance Group, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. In addition, and in conjunction with its IPO, Trean Insurance Group, Inc. issued 6,613,606 shares of common stock, with a purchase price value of $99,204, to acquire the remaining 55% ownership in Compstar Holding Company LLC. See "Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a detailed discussion of use of proceeds associated with the IPO.

In conjunction with the IPO and corporate restructuring, the Company paid a termination payment to Altaris Capital Partners, LLC in connection with the termination of the Company's consulting and advisory agreements as well as paid bonuses to employees and pre-IPO unitholders for the successful completion of the IPO. The aggregate amount of these payments totaled $11,054 and is included in other expenses on the consolidated statement of operations.

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

Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of December 31, 2020, there were 51,148,782 shares of common stock issued and outstanding.

Members' Equity

Prior to the IPO, the Company had three classes of ownership units, each with its respective rights, preferences and privileges as follows:

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

Benchmark Holding Company has designated and authorized 1,000,000 shares as Series B Redeemable Preferred Stock (Series B) which have no voting rights. The holder is entitled to receive annual cumulative dividends as a percentage of the original cost per share or the actual earning on the invested funds. In the event of liquidation, dissolution, or winding up of the affairs of Benchmark Holding Company, liquidation distributions are made to preferred shareholders before common shareholders. Series B contains no conversion features. The liquidation preference and redemptive value of Series B is equivalent to its carrying value as of December 31, 2019. The Company classified the shares of Series B within temporary equity on the consolidated balance sheets as of December 31, 2019, due to the liquidation rights associated with the termination of the shareholder customer agreement. In conjunction with the IPO of Trean Insurance Group, Inc. on July 15, 2020, the Company redeemed all of its remaining shares of Series B.

The cumulative dividends earned by Series B holders totaled $128 for the year ended December 31, 2020 which consist of the following (in thousands, except share and per share amounts):

	Year Ended December 31, 2020
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series B	$128	$2,513.76	51.00

The cumulative dividends earned by Series A and Series B holders totaled approximately $254 and $225 for the years ended December 31, 2019 and 2018, respectively, which consist of the following (in thousands, except share and per share amounts):

	Year Ended December 31, 2019
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series A	$43	$4,500.00	9.62
Dividends on preferred shares - Series B	211	3,506.84	60.00
Total preferred share dividends	$254

	Year Ended December 31, 2018
	Total Dividend	Dividend per Share	Weighted Average Shares
Dividends on preferred shares - Series A	$45	$4,500.00	10.00
Dividends on preferred shares - Series B	180	3,459.72	51.95
Total preferred share dividends	$225

Note 19. Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during reported periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods and is calculated using the treasury stock method. As a result of the Company's third quarter IPO and corporate reorganization, the number of shares used to compute earnings per share for pre-reorganization 2019 periods presented was retrospectively adjusted to reflect the recapitalization in a manner akin to a split-like situation.

The following table presents the calculation of basic and diluted EPS of common stock:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018
Net income - basic and diluted	$90,769	$31,285	$19,522

Weighted average number of shares outstanding - basic	43,744,003	37,386,394	37,386,394
Effect of dilutive securities:
Restricted stock units	741	—	—
Dilutive shares	741	—	—
Weighted average number of shares outstanding - diluted	43,744,744	37,386,394	37,386,394

Earnings per share:
Basic	$2.08	$0.84	$0.52
Diluted	$2.07	$0.84	$0.52

For the year ended December 31, 2020, a total of 89,920 stock options with an exercise price of $15.00 per share were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of common shares, resulting in an antidilutive effect.

Note 20. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income for unrealized gains and losses on available-for-sale securities:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$4,821	$(2,003)	$951
Other comprehensive income, net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	6,218	8,708	(3,964)
Income tax expense (benefit)	1,313	1,831	(832)
Unrealized investment gains (losses), net of tax	4,905	6,877	(3,132)
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	252	67	(225)
Income tax expense (benefit)	53	14	(47)
Total reclassifications included in net income (loss), net of tax	199	53	(178)
Other comprehensive income (loss)	4,706	6,824	(2,954)
Balance at end of period	$9,527	$4,821	$(2,003)

Note 21. Stock Compensation
As of December 31, 2020, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the 2020 Omnibus Plan). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, in order to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Company’s board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards or any combination of the foregoing.

Stock Options

Compensation expense is recognized for all stock compensation arrangements by the Company. Stock compensation expense related to stock option awards was $61 for the year ended December 31, 2020.

Employee stock option awards granted set forth, among other things, the option exercise price, the option term, provisions regarding option exercisability and whether the option is intended to be an incentive stock option (ISO) or a nonqualified stock option (NQSO). Stock options may be granted to employees at such exercise prices as the Company’s board of directors may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. Employee options vest one third annually over a period of three years and have contractual terms of 10 years from the date of grant.

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

2020
Expected volatility	29.8%
Expected term	6 years
Risk-free interest rate	0.47%

A summary of the status of the Company's stock option activity as of December 31, 2020 and changes during the year then ended are as follows:

	Stock Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2019	—	$—
Granted	89,920	$15.00
Balance outstanding, December 31, 2020	89,920	$15.00
Options exercisable, December 31, 2020	—	$—

The following table summarizes information regarding stock options outstanding as of December 31, 2020:

	Options Outstanding				Options Vested or Expected to Vest
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
2020 Omnibus Plan	89,920	$15.00	9.54 years	$—	89,920	$15.00	9.54 years	$—

The weighted average grant-date fair value of options granted in the year ended December 31, 2020 was $4.43. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based vesting awards. As of December 31, 2020, total unrecognized compensation cost related to stock options was $337 and is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $445 for the year ended December 31, 2020. As of December 31, 2020 there was $1,402 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.5 years. The total fair value of restricted stock units vested during the year ended December 31, 2020 was $174.

The Company has granted restricted stock units to certain key employees as part of the Company's long-term incentive program. The restricted stock underlying these awards generally vests in three equal annual installments beginning one year from the grant date and is amortized as compensation expense over the three-year vesting period. The Company has also granted restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each restricted stock grant to non-employee directors vests on the day immediately preceding the next annual meeting of stockholders following the date of grant assuming continued service on our board of directors through the vesting date. These grants are amortized as director compensation expense over the twelve-month vesting period.

A summary of the status of the Company’s non-vested restricted stock unit activity as of December 31, 2020 and changes during the year then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2019	—	$—
Granted	122,828	$15.04
Vested	(11,240)	$15.51
Non-vested outstanding, December 31, 2020	111,588	$14.99

Note 22. Regulatory Matters
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance company subsidiaries, Benchmark, ALIC and 7710 differ from GAAP. The principal differences between statutory accounting practices ("SAP") and GAAP as they relate to the financial statements of Benchmark, ALIC and 7710 are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) bonds are recorded at amortized cost under SAP and fair value under GAAP. Benchmark is domiciled in Kansas, ALIC is domiciled in Utah and 7710 is domiciled in South Carolina. As of December 31, 2020 and 2019, and during the years then ended, Benchmark, ALIC and 7710 met all regulatory requirements of the states in which they operate.

Risk-based capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners ("NAIC") require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g. investment risk, underwriting profitability, etc.) of the insurance company subsidiaries. As of December 31, 2020 and 2019, the insurance company subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized statutory basis information, which differs from GAAP, is shown below for Benchmark, ALIC and 7710.

	2020
(in thousands, except percentages)	Benchmark	ALIC	7710
Statutory capital and surplus	$173,241	$6,284	$6,370
RBC authorized control level	14,379	523	1,265
Statutory net income	20,475	111	519
RBC percentage	1205%	1202%	504%

	2019
(in thousands, except percentages)	Benchmark	ALIC
Statutory capital and surplus	$135,941	$5,947
RBC authorized control level	13,862	733
Statutory net income	23,475	266
RBC percentage	981%	811%

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Kansas, California, Utah and South Carolina.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of net income during the applicable twelve-month period (not including realized capital gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities. For the years ended December 31, 2020 and 2019 the Company could approve dividends without the approval of the state up to $23,475 and $13,551, respectively. The Kansas Insurance Department does not have any limitations on the total amount of dividends paid.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department (ii) 100% of net income during the applicable twelve- month period (not including realized capital gains). Dividends shall not include pro rata distributions of any class of ALIC's own securities. For the years ended December 31, 2020 and 2019 the Company could approve dividends without the approval of the state up to $266 and $467, respectively.

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in the 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in the 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710’s own securities. For the year ended December 31, 2020 the Company could approve dividends without the approval of the state up to $118.

The insurance laws of Kansas require Benchmark to maintain minimum capital and surplus of $1,500. The insurance laws of Utah require ALIC to maintain minimum capital in the amount of $300. The insurance laws of South Carolina require 7710 to maintain minimum capital and surplus of $1,200.

Note 23. Employee Benefit Plan
The Company has a 401(k) Plan and Trust. This Plan covers all eligible employees of the Company. An employee becomes eligible on the first day of each calendar quarter if they are at least 21 years old. Participants may elect to contribute from 1 percent up to 15 percent of their salary annually. The Company matches 50 percent of each dollar an employee contributes on the first 5 percent of compensation. In addition, under the safe-harbor plan, the Company contributes 3 percent of each participant's gross wages regardless of the employee's contributions. The Company may also make discretionary profit sharing contributions. The employees vest 25 percent per year of service beginning in the second full year of service. The Company contributed approximately $942, $721 and $662 to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 24. Commitments and Contingencies
From time to time, the Company is subject to litigation related to its insurance business. Management does not believe that the Company is a party to any such pending litigation that would have a material adverse effect on its future operations.

Note 25. Transactions with Related Parties
In connection with our IPO, we entered into a director nomination agreement with the Altaris Funds, the Company's principal stockholder. So long as the Altaris Funds own 35% or more of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate three individuals to our board of directors; so long as the Altaris Funds own 20% or more but less than 35% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate two individuals to our board of directors; and so long as the Altaris Funds own 10% or more but less than 20% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate one individual to our board of directors. Prior to the IPO, the Company paid a management fee to the Altaris Funds totaling $500, $1,000 and $1,000 for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in general and administrative expenses on the consolidated statement of operations. In conjunction with the IPO, the Company paid a termination fee to the Altaris Funds totaling $7,639, which is included in other expenses on the consolidated statement of operations. As of December 31, 2019, the Company owed the Altaris Funds $83, which is included within accounts payable and accrued expenses on the 2019 consolidated balance sheet.

The Company was owed amounts from TRI of $14 as of December 31, 2019, which is included in related party receivables on the consolidated balance sheet. The Company recorded and $200, $200 and $144 of revenue for consulting services provided to TRI for the years ended December 31, 2020, 2019 and 2018, respectively.

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining ownership interest in Compstar (See Note 3). Prior to the acquisition, the Company owned a 45% interest in Compstar, a program manager that handles the underwriting, premium collection and servicing of insurance policies for the Company. The Company recorded $90,199 of gross earned premiums resulting in gross commissions of $17,709 for the year ended December 31, 2020 prior to the acquisition. The Company recorded $176,083 and $116,584 of gross earned premiums resulting in gross commissions of $37,034 and $24,711 due to Compstar for the years ended December 31, 2019 and 2018, respectively. All receivables are stated net of the commissions due under the Program Manager Agreement and totaled $22,207 as of December 31, 2019 which is recorded in related party receivables on the consolidated balance sheets.

Note 26. Subsequent Events
Events or transactions that occur after the balance sheet date, but before the consolidated financial statements are complete, are reviewed by the Company to determine if they are to be recognized and/or disclosed as appropriate.

Any effects of subsequent events that provide additional evidence about conditions that existed at the consolidated balance sheet date, including the estimates inherent in the process of preparing the consolidated financial statements, are recognized in the consolidated financial statements.

Schedule II. Condensed Financial Information of Registrant

Trean Insurance Group, Inc.
Condensed Balance Sheet
(in thousands, except share data)

December 31,
2020
Assets
Investment in subsidiaries	$252,607
Total investments	252,607
Cash and cash equivalents	683
Income taxes receivable	4,579
Intercompany receivables	152,643
Deferred tax asset	257
Total assets	$410,769
Liabilities
Accounts payable and accrued expenses	$662
Total liabilities	662
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,148,782 issued and outstanding)	511
Additional paid-in capital	287,110
Retained earnings	112,959
Accumulated other comprehensive income	9,527
Total stockholders' equity	410,107
Total liabilities and stockholders' equity	$410,769

Schedule II. Condensed Financial Information of Registrant - (Continued)

Trean Insurance Group, Inc.
Condensed Statement of Operations
(in thousands)

Year Ended December 31,
2020
Revenues
Other revenue	$300
Total revenue	300
Expenses
General and administrative expenses	1,118
Other expenses	11,054
Noncash stock compensation	506
Interest expense	299
Total expenses	12,977
Loss before taxes	(12,677)
Income tax benefit	(1,993)
Loss before equity earnings of subsidiaries	(10,684)
Equity earnings of subsidiaries	101,453
Net income	$90,769

Schedule II. Condensed Financial Information of Registrant - (Continued)

Trean Insurance Group, Inc.
Condensed Statement of Cash Flows
(in thousands)

Year Ended December 31,
2020
Operating activities
Net income	$90,769
Adjustments to reconcile net income to net cash from operating activities:
Stock compensation	506
Equity (earnings) losses in subsidiaries	(101,453)
Deferred income taxes	(257)
Changes in operating assets and liabilities:
Premiums and other receivables	300
Other assets	(665)
Accounts payable and accrued expenses	662
Income taxes payable	(4,579)
Intercompany receivables	(7,099)
Net cash used in operating activities	(21,816)
Investing activities
Capital contributions to subsidiaries	(71,489)
Net cash used for investing activities	(71,489)
Financing activities
Shares redeemed for payroll taxes	(82)
Proceeds from initial public offering	99,643
Deferred offering costs	(5,839)
Cash contributed in formation of the Company	266
Net cash provided by financing activities	93,988
Net increase in cash, cash equivalents and restricted cash	683
Cash, cash equivalents and restricted cash ‑ beginning of period	—
Cash, cash equivalents and restricted cash ‑ end of period	$683

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Management's Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

As we are an "emerging growth company" under the JOBS Act of 2012, the Company's registered public accounting firm, Deloitte & Touche LLP, is not required to attest to the effectiveness of our internal control over financial reporting and no attestation report has been included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Our Code of Business Conduct and Ethics, as amended (the “Code”) is applicable to all officers, directors, and employees. The Code is posted on our website at https://www.trean.com. Information contained on our website is not part of this Annual Report. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Trean Insurance Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)

3.2	Amended and Restated By-Laws of Trean Insurance Group, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
4.1+	Description of Securities
10.1	Registration Rights Agreement, dated as of July 20, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.2	Reorganization Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.3	Contribution Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., BIC Holdings LLC and Trean Holdings LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.4	Contribution Agreement, dated as of July 16, 2020, between Trean Insurance Group, Inc. and Trean Compstar Holdings LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.5	Director Nomination Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., AHP-BHC LLC, AHP-TH LLC, ACP-BHC LLC and ACP-TH LLC (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.6**	Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.7	Termination Agreement, dated as of July 16, 2020, among Altaris Capital Partners, LLC, BIC Holdings LLC, Trean Holdings LLC and Trean Insurance Group, Inc. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.8	Agreement, dated as of June 3, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.9	Amendment No. 1 to Agreement, dated as of July 6, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5b to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.10	Director Nomination Agreement among Trean Insurance Group, Inc. and the Altaris Funds (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.11**	Restricted Stock Unit Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.12**	Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.13	Indemnification Agreement between Trean Insurance Group, Inc. and each of its directors and executive officers (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.14	Amended and Restated Credit Agreement, dated as of May 26, 2020, among Trean Holdings LLC, Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.15+	Amended and Restated Credit Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A.
21.1+	Subsidiaries of Trean Insurance Group, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description
24.1+	Power of Attorney (included on the signature pages hereto)
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act.
** Represents management contracts and compensatory plans or arrangements.
+ Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2021.

TREAN INSURANCE GROUP, INC.

By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that undersigned hereby constitute and appoint each of Andrew M. O’Brien, Julie A. Baron and Joy N. Elder, and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution, in any and all capacities, to, sign Trean Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, and take any other action or any type whatsoever in connection with the foregoing which in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion. The undersigned acknowledges that the foregoing attorneys-in-fact, in serving in such capacity at the request of the undersigned, are not assuming any of the undersigned’s responsibilities to comply with the Securities Exchange Act of 1934.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew M. O'Brien	President, Chief Executive Officer and Director	March 26, 2021
Andrew M. O'Brien	(Principal Executive Officer)

/s/ Julie A. Baron	Chief Financial Officer, Treasurer and Secretary	March 26, 2021
Julie A. Baron	(Principal Financial and Accounting Officer)

/s/ Daniel G. Tully	Chairman of the Board	March 26, 2021
Daniel G. Tully

/s/ Steven B. Lee	Director	March 26, 2021
Steven B. Lee

/s/ Mary A. Chaput	Director	March 26, 2021
Mary A. Chaput

/s/ David G. Ellison	Director	March 26, 2021
David G. Ellison

/s/ Randall D. Jones	Director	March 26, 2021
Randall D. Jones

/s/ Terry P. Mayotte	Director	March 26, 2021
Terry P. Mayotte