Form 10-Q
period 2021-03-31
Trean Insurance Group, Inc.
filed 2021-05-13
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of May 7, 2021, there were 51,148,782 shares of the registrant's common stock outstanding.

TREAN INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Fixed maturities, at fair value (amortized cost of $369,671 and $388,409, respectively)	$378,131	$405,604
Preferred stock, at fair value (amortized cost of $243 and $243, respectively)	237	240
Common stock, at fair value (cost $741 and $1,554, respectively)	2,741	3,534
Equity method investments	—	232
Total investments	381,109	409,610
Cash and cash equivalents	130,940	153,149
Restricted cash	5,996	4,085
Accrued investment income	2,253	2,458
Premiums and other receivables	121,740	109,217
Income taxes receivable	—	1,322
Reinsurance recoverable	360,911	343,213
Prepaid reinsurance premiums	110,298	107,971
Deferred policy acquisition cost, net	5,029	1,332
Property and equipment, net	8,050	8,254
Right of use asset	5,844	6,338
Goodwill	140,640	140,640
Intangible assets, net	73,903	75,316
Other assets	9,334	6,878
Total assets	$1,356,047	$1,369,783
Liabilities
Unpaid loss and loss adjustment expenses	$485,532	$457,817
Unearned premiums	176,460	157,987
Funds held under reinsurance agreements	151,268	174,704
Reinsurance premiums payable	56,975	57,069
Accounts payable and accrued expenses	23,148	61,240
Lease liability	6,372	6,893
Income taxes payable	1,224	—
Deferred tax liability	10,620	12,329
Debt	31,473	31,637
Total liabilities	943,072	959,676
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,148,782 issued and outstanding)	511	511
Additional paid-in capital	287,321	287,110
Retained earnings	119,750	112,959
Accumulated other comprehensive income	5,393	9,527
Total stockholders' equity	412,975	410,107
Total liabilities and stockholders' equity	$1,356,047	$1,369,783
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Gross written premiums	$146,730	$107,859
Increase in gross unearned premiums	(18,431)	(7,373)
Gross earned premiums	128,299	100,486
Ceded earned premiums	(87,165)	(78,027)
Net earned premiums	41,134	22,459
Net investment income	1,592	3,272
Net realized capital gains	13	3,234
Other revenue	4,655	4,392
Total revenue	47,394	33,357
Expenses
Losses and loss adjustment expenses	24,881	12,934
General and administrative expenses	11,891	8,149
Intangible asset amortization	1,414	11
Noncash stock compensation	211	—
Interest expense	427	461
Total expenses	38,824	21,555
Other income	121	14
Income before taxes	8,691	11,816
Income tax expense	1,900	2,912
Equity earnings in affiliates, net of tax	—	702
Net income	$6,791	$9,606
Earnings per share:
Basic	$0.13	$0.26
Diluted	$0.13	$0.26
Weighted average shares outstanding:
Basic	51,148,782	37,386,394
Diluted	51,179,820	37,386,394
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$6,791	$9,606
Other comprehensive loss, net of tax:
Unrealized investment losses:
Unrealized investment losses arising during the period	(5,220)	(1,223)
Income tax benefit	(1,096)	(256)
Unrealized investment losses, net of tax	(4,124)	(967)
Less reclassification adjustments to:
Net realized investment gains included in net realized capital gains	13	119
Income tax expense	3	26
Total reclassifications included in net income, net of tax	10	93
Other comprehensive loss	(4,134)	(1,060)
Total comprehensive income	$2,657	$8,546
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Stockholders' Equity and Redeemable Preferred Stock
For the Three Months Ended March 31, 2021 and 2020
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	51,148,782	$511	$287,110	$9,527	$112,959	$410,107
Stock compensation expense	—	—	211	—	—	211
Other comprehensive loss	—	—	—	(4,134)	—	(4,134)
Net income	—	—	—	—	6,791	6,791
Balance at March 31, 2021	51,148,782	$511	$287,321	$5,393	$119,750	$412,975

			Members' Equity
	Redeemable Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	—	$—	$17,995	$4,821	$40,361	$141,615
Issuance of Class C units	—	—	—	—	—	—	—	—	19,659	20	—	—	—	—	—	20
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,060)	—	(1,060)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,606	9,606
Balance at March 31, 2020	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	216,247	$216	—	$—	$17,995	$3,761	$49,967	$150,181
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$6,791	$9,606
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,690	208
Stock compensation	211	—
Net capital gains	(24)	(5,018)
Deferred offering costs	—	(432)
Bond amortization and accretion	588	399
Issuance of member units as compensation	—	20
Equity earnings in affiliates, net of tax	—	(702)
Distributions from equity method investments	—	1,389
Deferred income taxes	(610)	367
Deferred financing costs	42	25
Changes in operating assets and liabilities:
Accrued investment income	206	48
Premiums and other receivables	(12,523)	(4,962)
Reinsurance recoverable on paid and unpaid losses	(17,698)	(6,422)
Prepaid reinsurance premiums	(2,327)	(3,606)
Right of use asset	494	(5,721)
Other assets	(6,154)	(2,791)
Unpaid loss and loss adjustment expenses	27,714	12,042
Unearned premiums	18,473	7,373
Funds held under reinsurance agreements	(8,869)	1,358
Reinsurance premiums payable	(94)	(5,522)
Accounts payable and accrued expenses	(12,899)	1,299
Lease liability	(521)	5,926
Income taxes payable	2,546	2,544
Net cash provided by (used in) operating activities	(2,964)	7,428
Investing activities
Payments for capital expenditures	(73)	(504)
Proceeds from sale of equity method investment	232	3,000
Return of capital on equity method investment	—	115
Purchase of investments, available for sale	(37,678)	(24,323)
Proceeds from investments sold, matured or repaid	20,391	12,242
Net cash used in investing activities	(17,128)	(9,470)
Financing activities
Principal payments on debt	(206)	(344)
Net cash used in financing activities	(206)	(344)
Net decrease in cash, cash equivalents and restricted cash	(20,298)	(2,386)
Cash, cash equivalents and restricted cash ‑ beginning of period	157,234	76,068
Cash, cash equivalents and restricted cash ‑ end of period	$136,936	$73,682
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

	March 31,
Disaggregation of cash and restricted cash:	2021	2020
Cash and cash equivalents	$130,940	$70,656
Restricted cash	5,996	3,026
Total cash, cash equivalents and restricted cash	$136,936	$73,682

	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2021	2020
Cash paid during the year for:
Interest	$385	$436
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	2	6,261
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	615	424

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated and Condensed Combined Financial Statements

Note 1. Business and Basis of Presentation
In July 2020, Trean Insurance Group, Inc. (together with its wholly owned subsidiaries, the "Company") completed its initial public offering ("IPO") of common stock. Prior to the completion of the IPO, the Company effected the following reorganization transactions: (i) each of Trean Holdings LLC ("Trean"), an insurance services company, and BIC Holdings LLC ("BIC"), a property and casualty insurance holding company, contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for shares of common stock in Trean Insurance Group, Inc. and (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

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

The Company provides products and services to the specialty insurance market. Historically, the Company has focused on specialty casualty markets that are believed to be under-served and where the Company’s expertise allows the Company to achieve higher rates, such as niche workers' compensation markets and small- to medium-sized specialty casualty insurance programs. The Company underwrites specialty-casualty insurance products both through programs where the Company partners with other organizations ("Program Partners"), and also through the Company’s own managing general agencies ("Owned MGAs"). The Company also provides Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage from which the Company generates fee-based revenues.

The Company's wholly owned subsidiaries include (a) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company ("Benchmark"), a property and casualty insurance company domiciled in the state of Kansas, American Liberty Insurance Company ("ALIC"), a property and casualty insurance company domiciled in the state of Utah, and 7710 Insurance Company, a property and casualty insurance company domiciled in the state of South Carolina; (b) Trean Compstar Holdings, LLC, a limited liability company created originally for the purchase of Compstar Insurance Services LLC, a California-based general agency; and (c) Trean Corporation ("Trean Corp"), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: Trean Reinsurance Services, LLC, a reinsurance intermediary broker; Benchmark Administrators LLC, a claims third-party administrator; and Westcap Insurance Services, LLC, a managing general agent based in California.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not contain all of the information included in the Company's annual consolidated financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Use of estimates

While preparing the condensed consolidated financial statements, the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require extensive use of estimates include the reserves for unpaid losses and loss adjustment expenses ("LAE"), reinsurance recoveries, investments and goodwill and other intangible assets. Except for the captions on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income, generally, the term loss(es) is used to collectively refer to both loss and LAE.

Accounting pronouncements

Recently adopted policies

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This standard is effective for the period between March 12, 2020 and December 31, 2022. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (ASU 2020-03). This update represents changes to clarify and improve the codification to allow for easier application by eliminating inconsistencies and providing clarification on items such as (i) the application of fair value option disclosures; (ii) the accounting for fees related to modifications of debt; and (iii) aligning the contractual term of a net investment in a lease in accordance with ASC Topic 326, Financial Instruments - Credit Losses, and the lease term determined in accordance with ASC Topic 842, Leases. The Company adopted items (i) and (ii) effective January 1, 2020 and will adopt item (iii) on January 1, 2023. Adoption of this standard has not had, and is not expected to have, a material impact on the condensed consolidated financial statements.

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

Note 2. Acquisitions
7710 Insurance Company

Effective October 1, 2020, Benchmark Holding Company acquired 100% ownership of 7710 Insurance Company as well as its associated program manager and agency, 7710 Service Company, LLC and Creekwood Insurance Agency, LLC, for a purchase price of $12,140. 7710 Insurance Company underwrites workers' compensation primarily for emergency services, including firefighters and emergency medical services ("EMS"). 7710 Insurance Company focuses on reducing costs and claims through the implementation of a proprietary safety preparedness and loss control program, created and staffed by experienced firefighters and EMS professionals.

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

The assessment of fair value, the determination of the liability for unpaid loss and loss adjustment expense assumed, deferred taxes and other payables and receivables are preliminary and are based on the information that was available at the time the consolidated financial statements were prepared. Accordingly, the allocation of purchase price to intangible assets, goodwill, deferred tax assets and liabilities and the liability for unpaid loss and loss adjustment expense is preliminary and, therefore, subject to adjustment in future periods.

The Company recorded $2,873 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce and the expected growth resulting from the acquisition.

The Company also recorded preliminary intangible assets totaling $3,299, which are comprised of the following:

	Useful Life	Balance
Trade name	15 years	$458
Customer relationships	10 years	2,841
Total intangible assets		$3,299

Compstar Holding Company LLC

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar Holding Company LLC ("Compstar"), a holding company along with its wholly owned subsidiary Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of the Company’s common stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. The acquisition-date fair value of the Company’s previous equity interest was revalued using the market price of the shares issued as consideration for the acquisition. As a result, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321, and the Company therefore recorded a gain of $69,846 from the remeasurement of its previous equity interest.

The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date. The assessment of fair value and the determination of deferred taxes and other payables and receivables are preliminary and is based on the information that was available at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation of purchase price to intangible assets and to deferred tax assets and liabilities is preliminary and, therefore, subject to adjustment in future periods.

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

The Company recorded $134,428 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce, the expected growth resulting from the acquisition and synergies gained through the reduction of operating expenses.

The Company also recorded intangible assets totaling $73,954, which are comprised of the following:

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

The Company recorded $517 of goodwill associated with the business combination. The goodwill recognized is attributable to the expected growth resulting from the acquisition and the synergies gained through the reduction of operating expenses.

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

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$16,833	$175	$—	$17,008
Foreign governments	—	101	—	101
States, territories and possessions	—	8,393	—	8,393
Political subdivisions of states territories and possessions	—	30,451	—	30,451
Special revenue and special assessment obligations	—	91,175	—	91,175
Industrial and public utilities	—	93,289	—	93,289
Commercial mortgage-backed securities	—	13,256	—	13,256
Residential mortgage-backed securities	—	87,687	—	87,687
Other loan-backed securities	—	36,419	—	36,419
Hybrid securities	—	352	—	352
Total fixed maturities	16,833	361,298	—	378,131
Equity securities:
Preferred stock	—	237	—	237
Common stock	—	741	2,000	2,741
Total equity securities	—	978	2,000	2,978
Total investments	$16,833	$362,276	$2,000	$381,109

Funds held under reinsurance agreements	—	151,268	—	151,268
Debt	—	32,175	—	32,175

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$17,471	$—	$—	$17,471
Foreign governments	—	302	—	302
States, territories and possessions	—	7,774	—	7,774
Political subdivisions of states, territories and possessions	—	33,212	—	33,212
Special revenue and special assessment obligations	—	81,714	—	81,714
Industrial and public utilities	—	113,741	—	113,741
Commercial mortgage-backed securities	—	18,066	—	18,066
Residential mortgage-backed securities	—	93,017	—	93,017
Other loan-backed securities	—	39,945	—	39,945
Hybrid securities	—	362	—	362
Total fixed maturities	17,471	388,133	—	405,604
Equity securities:
Preferred stock	—	240	—	240
Common stock	958	576	2,000	3,534
Total equity securities	958	816	2,000	3,774
Total investments	$18,429	$388,949	$2,000	$409,378

Funds held under reinsurance agreements	$—	$174,704	$—	$174,704
Debt	—	32,381	—	32,381

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

Debt: The Company holds debt related to its secured credit facility. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt.

Note 4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's investments are as follows:

	March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$16,796	$243	$(31)	$17,008
Foreign governments	100	1	—	101
States, territories and possessions	8,273	163	(43)	8,393
Political subdivisions of states, territories and possessions	29,770	881	(200)	30,451
Special revenue and special assessment obligations	89,087	2,957	(869)	91,175
Industrial and public utilities	88,996	4,422	(129)	93,289
Commercial mortgage-backed securities	12,400	891	(35)	13,256
Residential mortgage-backed securities	88,020	1,154	(1,487)	87,687
Other loan-backed securities	35,873	570	(24)	36,419
Hybrid securities	356	3	(7)	352
Total fixed maturities available for sale	369,671	11,285	(2,825)	378,131
Equity securities:
Preferred stock	243	1	(7)	237
Common stock	741	2,000	—	2,741
Total equity securities	984	2,001	(7)	2,978
Total investments	$370,655	$13,286	$(2,832)	$381,109

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$336	$—	$17,471
Foreign governments	300	2	—	302
States, territories and possessions	7,500	274	—	7,774
Political subdivisions of states, territories and possessions	31,759	1,453	—	33,212
Special revenue and special assessment obligations	77,329	4,422	(37)	81,714
Industrial and public utilities	107,017	6,768	(44)	113,741
Commercial mortgage-backed securities	16,242	1,848	(24)	18,066
Residential mortgage-backed securities	91,478	1,626	(87)	93,017
Other loan-backed securities	39,293	719	(67)	39,945
Hybrid securities	356	6	—	362
Total fixed maturities available for sale	388,409	17,454	(259)	405,604
Equity securities:
Preferred stock	243	—	(3)	240
Common stock	1,554	2,053	(73)	3,534
Total equity securities	1,797	2,053	(76)	3,774
Total investments	$390,206	$19,507	$(335)	$409,378

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$6,222	$(31)	$—	$—	$6,222	$(31)
Foreign governments	—	—	—	—	—	—
States, territories and possessions	2,282	(43)	—	—	2,282	(43)
Political subdivisions of states, territories and possessions	6,449	(200)	—	—	6,449	(200)
Special revenue and special assessment obligations	28,661	(869)	—	—	28,661	(869)
Industrial and public utilities	3,557	(116)	986	(13)	4,543	(129)
Commercial mortgage-backed securities	8	—	987	(35)	995	(35)
Residential mortgage-backed securities	56,009	(1,460)	755	(27)	56,764	(1,487)
Other loan-backed securities	1,086	(7)	3,483	(17)	4,569	(24)
Hybrid securities	243	(7)	—	—	243	(7)
Total bonds	$104,517	$(2,733)	$6,211	$(92)	$110,728	$(2,825)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$4,518	$—	$—	$—	$4,518	$—
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	—	—	—	—	—	—
Special revenue and special assessment obligations	2,923	(37)	—	—	2,923	(37)
Industrial and public utilities	2,106	(44)	—	—	2,106	(44)
Commercial mortgage-backed securities	999	(24)	—	—	999	(24)
Residential mortgage-backed securities	8,811	(74)	262	(13)	9,073	(87)
Other loan-backed securities	2,037	(10)	9,036	(57)	11,073	(67)
Hybrid securities	250	—	—	—	250	—
Total bonds	$21,644	$(189)	$9,298	$(70)	$30,942	$(259)

The unrealized losses on the Company’s available for sale securities as of March 31, 2021 and December 31, 2020 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of March 31, 2021, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$27,169	$27,512
Due after one year but before five years	81,928	85,473
Due after five years but before ten years	62,739	65,510
Due after ten years	61,542	62,274
Commercial mortgage-backed securities	12,400	13,256
Residential mortgage-backed securities	88,020	87,687
Other loan-backed securities	35,873	36,419
Total	$369,671	$378,131

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Fixed maturities:
Gains	$80	$119
Losses	(67)	—
Total fixed maturities	13	119
Equity securities:
Equity method investments:
Gains	—	3,115
Total equity securities	—	3,115
Total net investment realized gains (losses)	$13	$3,234

Net investment income consists of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Fixed maturities	$1,560	$1,472
Preferred stock	30	(14)
Common stock	—	1,799
Interest earned on cash and short-term investments	2	15
Net investment income	$1,592	$3,272

Note 5. Equity Method Investments
The Company had investments in Compstar and Trean Intermediaries ("TRI"). Equity earnings and losses are reported in equity earnings in affiliates, net of tax on the condensed consolidated statements of operations.

On July 15, 2020, the Company purchased the remaining 55% ownership interest in Compstar (See Note 2) and, as a result, Compstar is no longer recorded as an equity method investment. For the three months ended March 31, 2020, the Company recorded earnings of $702 and received distributions of $1,278.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000. The Company currently maintains a 10% ownership interest in TRI. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,000 for the three months ended March 31, 2020, which is included in net realized capital gains on the condensed consolidated statements of operations. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000, which is recorded in net investment income on the condensed consolidated statement of operations for the three months ended March 31, 2020. The Company received distributions of $225 for the three months ended March 31, 2020.

Note 6. Debt
Debt consisted of the following:

	March 31, 2021	December 31, 2020
Secured credit facility	$32,175	$32,381
Less: unamortized deferred financing costs	(702)	(744)
Net debt	$31,473	$31,637

Secured Credit Facility

In April 2018, Trean Corp entered into a credit agreement with a bank which includes a term loan facility totaling $27,500 and a revolving credit facility of $3,000. Borrowings are secured by substantially all of the assets of Trean and its subsidiaries.

On May 26, 2020, the Company entered into a new Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 4.50%, which was 4.75% and 4.72% as of March 31, 2021 and December 31, 2020, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

During the three months ended March 31, 2021 and 2020, the Company recorded $385 and $334 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of March 31, 2021 and December 31, 2020.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative and consulting and other fee-based revenue. Revenue from contracts with customers was $4,655 and $4,392 for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the revenues recognized from contracts with customers included in the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2021	2020
Brokerage	$3,455	$3,693
Managing general agent fees	289	154
Third-party administrator fees	378	384
Consulting and other fee-based revenue	533	161
Total revenue from contracts with customers	$4,655	$4,392

The Company did not have any contract liabilities as of March 31, 2021 or December 31, 2020. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed consolidated balance sheets.

	March 31, 2021	December 31, 2020
Contract assets	$5,360	$3,405

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 21.9% for the three months ended March 31, 2021. The effective tax rate differed from the statutory rate primarily due to the impact of state taxes.

The Company’s effective tax rate was 24.6% for the three months ended March 31, 2020. The effective tax rate differed from the statutory rate primarily due to the impact of state taxes and temporary differences associated with the gains recorded on the sale and subsequent re-measurement of the Company’s TRI investment shares in the quarter ended March 31, 2020.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended March 31,
	2021	2020
Unpaid losses and LAE reserves at beginning of period	$457,817	$406,716
Less losses ceded through reinsurance	(335,655)	(304,005)
Net unpaid losses and LAE at beginning of period	122,162	102,711
Incurred losses and LAE related to:
Current period	24,907	14,169
Prior period	(26)	(1,235)
Total incurred losses and LAE	24,881	12,934
Paid losses and LAE, net of reinsurance, related to:
Current period	3,523	1,198
Prior period	11,146	7,795
Total paid losses and LAE	14,669	8,993
Net unpaid losses and LAE at end of period	132,374	106,652
Plus losses ceded through reinsurance	353,158	312,105
Unpaid losses and LAE reserves at end of period	$485,532	$418,757

During the three months ended March 31, 2021, the reserves for unpaid losses and LAE developed favorably by $26.

During the three months ended March 31, 2020, the reserves for unpaid losses and LAE developed favorably by $1,235, primarily attributable to the development in the Company’s workers’ compensation book of business.

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

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended March 31,
	2021				2020
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$144,898	$1,832	$(89,484)	$57,246	$105,977	$1,882	$(81,632)	$26,227
Earned premiums	126,404	1,895	(87,165)	41,134	98,543	1,943	(78,027)	22,459

Note 11. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use asset calculation when it is reasonably certain the Company will exercise that option. Our leases have remaining terms ranging from one month to 51 months, some of which have options to extend the lease for up to 5 years. As of March 31, 2021, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended March 31, 2021 was $674, inclusive of $75 in variable lease expense. Total lease expense for the three months ended March 31, 2020 was $579, inclusive of $120 in variable lease expense. The Company also sublets some of its leased office space and recorded $18 and $12 of sublease income for the three months ended March 31, 2021 and 2020, respectively, which is included in other income on the condensed consolidated statement of operations.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	March 31, 2021	December 31, 2020
Right of use asset	$5,844	$6,338
Lease liability	$6,372	$6,893
Weighted average remaining lease term	3.04 years	3.26 years
Weighted average discount rate	6.37%	6.37%

Future maturities of lease liabilities as of March 31, 2021 are as follows:

Operating Leases
2021	$1,833
2022	2,363
2023	1,781
2024	929
2025	94
Total lease payments	7,000
Less: imputed interest	(628)
Total lease liabilities	$6,372

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

Trean Insurance Group, Inc. received net proceeds from the sale of shares in the IPO of approximately $93,139 after deducting underwriting discounts and commissions of $7,500 and estimated offering expenses of $6,503. Trean Insurance

Group, Inc. did not receive any proceeds from the sale of shares by the selling stockholders. In addition, and in conjunction with its IPO, Trean Insurance Group, Inc. issued 6,613,606 shares of common stock, with a purchase price value of $99,204, to acquire the remaining 55% ownership in Compstar Holding Company LLC.

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

Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of March 31, 2021, there were 51,148,782 shares of common stock issued and outstanding.

Members' Equity

Prior to the IPO of Trean Insurance Group, Inc., the Company had three classes of ownership units, each with its respective rights, preferences and privileges as follows:

1)Class A Units: Received an allocation of profits and losses incurred by the Company as well as maintained the right to receive distributions, along with Class B Units, on a pro rata basis prior to distributions made to other classes of ownership units.

2)Class B Units: Received an allocation of profits and losses incurred by the Company as well as maintained the right to receive distributions, along with Class A Units, on a pro rata basis prior to distributions made to other classes of ownership units. Class B maintained both voting and non-voting units. Each Class B Voting Unit was entitled to one vote per Class B Voting Unit on each matter to which the members were entitled to vote. Class B Non-Voting Units maintained all rights, preferences and privileges allowed to Class B Voting Units with the exception of voting rights.

3)Class C Units: Received an allocation of profits and losses incurred by the Company. Participating Class C Units maintained the right to receive distributions after any Class A or Class B units based on the unit holders’ pro rata share.

As part of the corporate reorganization performed in conjunction with the IPO of Trean Insurance Group, all ownership units were exchanged for a total of 37,386,394 shares of the Company's common stock.

Note 13. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during reported periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods and is calculated using the treasury stock method. As a result of the Company's third quarter IPO and corporate reorganization, the number of shares used to compute earnings per share for pre-reorganization 2020 periods presented was retrospectively adjusted to reflect the recapitalization akin to a split-like situation.

The following table presents the calculation of basic and diluted EPS of common stock:

	Three Months Ended March 31,
	2021	2020
Net income - basic and diluted	$6,791	$9,606

Weighted average number of shares outstanding - basic	51,148,782	37,386,394
Effect of dilutive securities:
Restricted stock units	31,038	—
Dilutive shares	31,038	—
Weighted average number of shares outstanding - diluted	51,179,820	37,386,394

Earnings per share:
Basic	$0.13	$0.26
Diluted	$0.13	$0.26

For the three months ended March 31, 2021, a total of 60,729 stock options with an exercise price of $17.50 per share were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of common shares, resulting in an antidilutive effect.

Note 14. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income for unrealized gains and losses on available-for-sale securities:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$9,527	$4,821
Other comprehensive loss, net of tax:
Unrealized investment loss:
Unrealized investment gains arising during the period	(5,220)	(1,223)
Income tax benefit	(1,096)	(256)
Unrealized investment loss, net of tax	(4,124)	(967)
Less: reclassification adjustments to:
Net realized investment gains included in net realized capital gains	13	119
Income tax expense	3	26
Total reclassifications included in net income, net of tax	10	93
Other comprehensive loss	(4,134)	(1,060)
Balance at end of period	$5,393	$3,761

Note 15. Stock Compensation
As of March 31, 2021, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and to attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Compensation, Nominating and Corporate Governance Committee of the Company's

board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards or any combination of the foregoing.

Stock Options

Compensation expense is recognized for all stock compensation arrangements by the Company. Stock compensation expense related to stock option awards was $35 for the three months ended March 31, 2021.

Employee stock option awards granted set forth, among other things, the option exercise price, the option term, provisions regarding option exercisability and whether the option is intended to be an incentive stock option or a nonqualified stock option. Stock options may be granted to employees at such exercise prices as the Company’s board of directors may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. Employee options vest one third annually over a period of three years and have contractual terms of 10 years from the date of grant.

The fair value of each time-based vesting option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. The Company’s expected volatility for the period is based on a weighted average expected volatility of an industry peer group of insurance companies of similar size, life cycle and lines of business. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The Company’s stock option grants qualify as plain vanilla options and as such the Company uses the simplified method in estimating its expected option term as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common shares have been publicly traded. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

Fiscal 2021
Expected volatility	29.8%
Expected term	6 years
Risk-free interest rate	1.32%

A summary of the status of the Company's stock option activity as of March 31, 2021 and changes during the three months then ended are as follows:

	Stock Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2020	89,920	$15.00
Granted	60,729	$17.50
Balance outstanding, March 31, 2021	150,649	$16.01
Options exercisable, March 31, 2021	—	$—

The following table summarizes information regarding stock options outstanding as of March 31, 2021:

	Options Outstanding				Options Vested or Expected to Vest
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
2020 Omnibus Plan	150,649	$16.01	9.57 years	$103	150,649	$16.01	9.57 years	$103

The weighted average grant-date fair value of options granted in the three months ended March 31, 2021 was $5.49. As of March 31, 2021, total unrecognized compensation cost related to stock options was $636 and is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $176 for the three months ended March 31, 2021. As of March 31, 2021, there was $5,259 of total unrecognized compensation cost related to non-vested restricted stock unit grants, which is expected to be recognized over a weighted average life of 2.8 years.

The Company has granted time-based restricted stock units ("RSUs"), performance stock units ("PSUs") and market-based stock units ("MSUs") to certain key employees as part of the Company's long-term incentive program. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based and performance-based vesting awards. A Monte Carlo valuation model is used to estimate the fair value for market-based vesting awards. RSUs generally vest in three equal annual installments beginning one year from the grant date and are amortized as compensation expense over the three-year vesting period. The Company has also granted time-based restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each time-based restricted stock grant to non-employee directors vests on the day immediately preceding the next annual meeting of stockholders following the date of grant. The grants are amortized as director compensation expense over the twelve-month vesting period. The Company recognizes compensation expense on PSUs ratably over the requisite performance period of the award and to the extent management views the performance goal attainment as probable. The Company recognizes compensation expense on MSUs ratably over the requisite performance period of the award.

During the quarter, the Company granted PSUs to certain key employees as part of the Company's 2020 Omnibus Plan. The number of shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award. If performance satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200% of target thresholds, as defined in the applicable award agreements. Any earned PSU will vest if the employee’s service has been continuous through the vesting date. Any PSU not earned because of the level of achievement of the performance goal at the end of the performance period will be immediately forfeited. The grant date fair value of the PSUs was determined based on the grant date closing price of the Company’s stock.

During the quarter, the Company granted MSUs to certain key employees as part of the Company's 2020 Omnibus Plan. The number of restricted stock units earned is based on the Company’s cumulative total shareholder return ("TSR"), as defined in the agreement, over a three-year performance measurement period. If TSR satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200% shown in the table below. Any MSU not earned because of the level of achievement of the performance goal at the end of the performance period will be immediately forfeited. Grant date fair values were determined using a Monte Carlo valuation model based on the following assumptions:

Fiscal 2021
Total grant date fair value	$845
Total grant date fair value per share	$13.92
Expected volatility	35.0%
Weighted average expected life	2.77 years
Risk-free interest rate	0.27%

The percent of the target MSU that will be earned based on the Company’s TSR is as follows:

Cumulative TSR %	Percent of Units Vested
Below 25.1%	0%
25.1%	50%
47.2%	100%
69.3% and above	200%

A summary of the status of the Company’s non-vested restricted stock unit activity as of March 31, 2021 and changes during the three-month period then ended is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2020	111,588	$14.99
Granted	242,902	$16.61
Non-vested outstanding, March 31, 2021	354,490	$16.10

Note 16. Transactions with Related Parties
The Company recorded $50 of revenue for consulting services provided to TRI for the three months ended March 31, 2021 and 2020, respectively.

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining ownership interest in Compstar (See Note 2). Prior to the acquisition, the Company owned a 45% interest in Compstar, a program manager that handles the underwriting, premium collection and servicing of insurance policies for the Company. The Company recorded $46,282 of gross earned premiums resulting in gross commissions of $9,972 due to Compstar for the three months ended March 31, 2020.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three months ended March 31, 2021 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included herein and the audited consolidated financial statements and notes included in our 2020 Form 10-K. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in Section 1A — "Risk Factors" in our 2020 Form 10-K. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we", "us", "our", "the Company", "Trean", or similar terms refer to (i) Trean, BIC and their subsidiaries before the consummation of the reorganization transactions in anticipation of our IPO, and (ii) to Trean Insurance Group, Inc. and its subsidiaries after such reorganization transactions, unless the context otherwise requires. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock.

The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial performance or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "would," "potential," or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, which in many cases are beyond our control, as described in "Item 1A — Risk Factors," and elsewhere in this Quarterly Report on Form 10-Q. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in future that could have material effects on our business, operations and financial condition. We cannot assure you that the results, events and circumstances reflected in the forward looking statements reflected in this Quarterly Report on Form 10-Q and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward looking statements.

These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation, and do not intend, to update any forward looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by applicable securities laws or the rules and regulations of the SEC.

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

In conjunction with the IPO and corporate restructuring, the Company made a payment to Altaris Capital Partners, LLC in connection with the termination of the Company's consulting and advisory agreements as well as paid bonuses to employees and pre-IPO unitholders for the successful completion of the IPO. The aggregate amount of these payments totaled $11,054.

Acquisition of Compstar

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar, a holding company, along with its wholly owned subsidiary, Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of the Company’s common stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. As of the acquisition date, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321. As a result, the Company recorded a gain of $69,846 from the remeasurement of its previous equity interest. The fair value of the Company’s previous equity interest was revalued on the acquisition date using the market price of the shares issued as consideration for the acquisition.

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

Coronavirus ("COVID-19") Impact

We are monitoring the impact of the ongoing continuation of the COVID-19 pandemic on our business, including how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations.

Workforce Operations

Following the emergence of the COVID-19 pandemic in early 2020, we took a number of actions to protect the health of the public and our employees and to comply with directives and advice of governmental authorities and public health experts. We responded by developing a Preparedness Plan that outlined both corporate-wide and location-specific modifications to working conditions and operations in our offices. This multi-faceted plan included elements such as restricting business travel and transitioning from an office-based company to primarily a remote working culture. As most of our employees already had secure remote working connections, we took additional measures to ensure all employees who wanted or needed to work remotely were able to do so securely with limited connectivity disruption. We also provided our employees education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely in conjunction with the goal of serving the operational needs of a remote workforce and continuing to serve our customers. We implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. As state, city and county guidelines progress, we have implemented new health and safety in-office procedures to prepare for transitioning our workforce back to working in our offices.

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue in the first three months of 2021 as a result of the COVID-19 pandemic. Less than 20.0% of our business falls under hospitality, healthcare, and education, where the majority of layoffs in response to the pandemic have occurred so far. Gross written premiums have increased by 36.0% and gross earned premiums have increased by 27.7% during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, primarily driven by both significant growth in our existing Program Partner business as well as the addition of new Program Partners. As over 60% of our gross written premiums are related to workers’ compensation insurance, we expect that future revenue trends could be impacted by higher unemployment rates as businesses slowly restart or if unemployment levels continue to trend high over the balance of 2021 and possibly beyond. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.
We also have not experienced a material impact in our reported claims or incurred losses in the first three months of 2021 as a result of the COVID-19 pandemic. Losses and LAE increased $11,947, or 92.4%, to $24,881 for the three months ended March 31, 2021, compared to 12,934 for the three months ended March 31, 2020, with the increase primarily attributable to the growth in earned premiums during the period. In addition, our loss ratio increased to 60.5% during the quarter ending March 31, 2021 from 57.6% for the comparable 2020 period.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and as such, our investment portfolio has limited exposure to the recent equity market volatility. For the three months ended March 31, 2021, we have experienced a slight decrease of $5,220, or 1.4%, in the fair value of our investment portfolio due to a reduction in unrealized gains on the value of our fixed maturity investments. The decline in the fair value of our fixed maturity investments is primarily attributable to rising interest rates following 2020 COVID-19 driven lower rates as opposed to underlying credit risk within our investment portfolio. If there were to be continued equity and debt financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded during the balance of the year. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

Other Concerns

Adverse events such as adverse changes in the overall public health environment resulting from changing infection patterns and other factors, health-related concerns about working in our offices, ongoing restrictions on travel, the potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.

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

Other revenue: Other revenue includes brokerage, third-party administrative, management and consulting and other fee-based revenue, which are commonly based on written premiums.

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

Noncash stock compensation: Noncash stock compensation includes expenses related to the fair value and issuance of restricted stock units and stock options.

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

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense, other revenue and other income and expenses. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2021 Compared to March 31, 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change	Percentage Change (1)
(in thousands, except for percentages)	2021	2020
Revenues
Gross written premiums	$146,730	$107,859	$38,871	36.0%
Increase in gross unearned premiums	(18,431)	(7,373)	(11,058)	150.0%
Gross earned premiums	128,299	100,486	27,813	27.7%
Ceded earned premiums	(87,165)	(78,027)	(9,138)	11.7%
Net earned premiums	41,134	22,459	18,675	83.2%
Net investment income	1,592	3,272	(1,680)	(51.3)%
Net realized capital gains	13	3,234	(3,221)	(99.6)%
Other revenue	4,655	4,392	263	6.0%
Total revenue	47,394	33,357	14,037	42.1%
Expenses
Losses and loss adjustment expenses	24,881	12,934	11,947	92.4%
General and administrative expenses	11,891	8,149	3,742	45.9%
Intangible asset amortization	1,414	11	1,403	NM
Noncash stock compensation	211	—	211	NM
Interest expense	427	461	(34)	(7.4)%
Total expenses	38,824	21,555	17,269	80.1%
Other income	121	14	107	NM
Income before taxes	8,691	11,816	(3,125)	(26.4)%
Income tax expense	1,900	2,912	(1,012)	(34.8)%
Equity earnings in affiliates, net of tax	—	702	(702)	(100.0)%
Net income	$6,791	$9,606	$(2,815)	(29.3)%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Three Months Ended March 31,
(in thousands, except for percentages)	2021	2020
Key metrics:
Underwriting income(1)	$4,362	$1,376
Adjusted net income(1)	$8,042	$6,333
Loss ratio	60.5%	57.6%
Expense ratio	28.9%	36.3%
Combined ratio	89.4%	93.9%
Return on equity	6.6%	26.3%
Adjusted return on equity(1)	7.8%	17.4%
Return on tangible equity(1)	13.8%	26.9%
Adjusted return on tangible equity(1)	16.4%	17.7%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $38,871, or 36.0%, to $146,730 for the three months ended March 31, 2021, compared to $107,859 for the three months ended March 31, 2020. The increase is primarily attributable to the growth in our existing Program Partner business as well as the addition of new Program Partners added since the second quarter of 2020. The changes in gross written premiums were most notably due to the following lines of business:

Workers' compensation represented 67.6% of our gross written premiums for the three months ended March 31, 2021, compared to 82.9% for the three months ended March 31, 2020. For the three months ended March 31, 2021, gross written premiums for workers' compensation increased by $9,829, or 11.0%, compared to the same period in 2020.

All other non-workers' compensation liability represented 32.4% of our gross written premiums for the three months ended March 31, 2021, compared to 17.1% for the three months ended March 31, 2020, primarily in the commercial auto, homeowners, other liability and accident & health lines of business. For the three months ended March 31, 2021, gross written premiums for all other non-workers' compensation liability increased $29,042, or 157.2%, compared to the same period in 2020.

Gross earned premiums: Gross earned premiums increased $27,813, or 27.7%, to $128,299 for the three months ended March 31, 2021, compared to $100,486 for the three months ended March 31, 2020. The increase is a result of the increase in gross written premiums, offset by the increase in gross unearned premiums of $11,058, driven by the overall growth in premiums, which are largely unearned as of March 31, 2021. Gross earned premiums as a percentage of gross written premiums decreased to 87.4% for the three months ended March 31, 2021, compared to 93.2%, for the three months ended March 31, 2020.

Ceded earned premiums: Ceded earned premiums increased $9,138, or 11.7%, to $87,165 for the three months ended March 31, 2021, compared to $78,027 for the three months ended March 31, 2020. The increase in ceded earned premiums is primarily due to the addition of new Program Partners since the second quarter of 2020 whose premiums are largely ceded. The total ceded earned premiums as a percentage of gross earned premiums decreased to 67.9% for the three months ended March 31, 2021, compared to 77.6% for the three months ended March 31, 2020 as the Company is retaining a larger portion of gross written premiums.

Net earned premiums: Net earned premiums increased $18,675, or 83.2%, to $41,134 for the three months ended March 31, 2021, compared to $22,459 for the three months ended March 31, 2020. The increase is primarily due to the increase in gross written and earned premiums described above, offset by the increase in ceded earned premiums over the three months ended March 31, 2020.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended March 31,			Percentage Change (1)
(in thousands, except percentages)	2021	2020	Change
Revenues:
Gross written premiums	$146,730	$107,859	$38,871	36.0%
Increase in gross unearned premiums	(18,431)	(7,373)	(11,058)	150.0%
Gross earned premiums	128,299	100,486	27,813	27.7%
Ceded earned premiums	(87,165)	(78,027)	(9,138)	11.7%
Net earned premiums	$41,134	$22,459	$18,675	83.2%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Net investment income: Net investment income decreased $1,680, or 51.3%, to $1,592 for the three months ended March 31, 2021, compared to $3,272 for the three months ended March 31, 2020. The decrease is primarily attributable to the fair value re-measurement and common stock investment reclassification of the Company's investment in TRI during the first quarter of 2020, which was previously classified as an equity method investment, which resulted in an unrealized gain of $2,000. This decrease is partially offset by a net decrease in unrealized losses on other equity securities.

Net realized capital gains: Net realized capital gains decreased $3,221 to $13 for the three months ended March 31, 2021, compared to $3,234 for the three months ended March 31, 2020. The decrease is primarily due to the recording of a $3,115 realized gain on the sale of a portion of the Company's investment in TRI during the first quarter of 2020.

Other revenue: Other revenue increased $263, or 6.0%, to $4,655 for the three months ended March 31, 2021, compared to $4,392 for the three months ended March 31, 2020. The increase is driven by an increase in fee-based revenue resulting from the Compstar acquisition and management fees, offset by a decrease in brokerage revenue.

Losses and loss adjustment expenses: Losses and LAE increased $11,947, or 92.4%, to $24,881 for the three months ended March 31, 2021, compared to $12,934 for the three months ended March 31, 2020. The increase is directly attributable to the growth in earned premiums during the period. The Company's loss ratio increased to 60.5% for the three months ended March 31, 2021 compared to 57.6% for the three months ended March 31, 2020, attributable primarily to property losses incurred in the first quarter.

General and administrative expenses: General and administrative expenses increased $3,742, or 45.9%, to $11,891 for the three months ended March 31, 2021, compared to $8,149 for the three months ended March 31, 2020. This change resulted in a decrease in the Company's expense ratio to 28.9% for the three months ended March 31, 2021, compared to 36.3% for the three months ended March 31, 2020. The increase in general and administrative expenses is attributable to (i) an increase in salaries and benefits of $2,469, of which $1,806 directly resulted from acquisitions made in the second half of 2020 and a general increase in workforce; (ii) additional rent and office-related expenses totaling $771 due to the addition of new office locations, rent increases and an increase in insurance expense; (iii) additional IT software and systems costs totaling $513 related to new software implementation and automation initiatives; (iv) an increase in professional fees of $434; and (v) an increase in insurance-related expenses of $333; offset by a decrease in net commissions expense of $866.

Intangible asset amortization: Intangible asset amortization increased $1,403 to $1,414 for the three months ended March 31, 2021, compared to $11 for the three months ended March 31, 2020. The increase is driven by the addition of intangible assets acquired as a result of the purchase of the remaining equity interest of Compstar in the third quarter of 2020 and 7710 Insurance Company in the fourth quarter of 2020.

Noncash stock compensation: Noncash stock compensation was $211 for the three months ended March 31, 2021. Expenses incurred during the period related to restricted stock units and stock options granted under the Company's 2020 Omnibus Plan.

Income tax expense: Income tax expense was $1,900 for the three months ended March 31, 2021, which resulted in an effective tax rate of 21.9%, compared to $2,912 for the three months ended March 31, 2020, which resulted in an effective tax rate of 24.6%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of state taxes.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $702 to $0 for the three months ended March 31, 2021, compared to $702 for the three months ended March 31, 2020. This decrease is due to the reduction in the Company's share of earnings in Compstar of $702 as a result of the acquisition of the remaining ownership interest during the third quarter of 2020.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense, other revenue and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense, other revenue and other income and expenses. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended March 31,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$6,791	$9,606	(29.3)%
Income tax expense	1,900	2,912	(34.8)%
Equity earnings in affiliates, net of tax	—	(702)	(100.0)%
Income before taxes	8,691	11,816	(26.4)%
Other revenue	(4,655)	(4,392)	6.0%
Net investment income	(1,592)	(3,272)	(51.3)%
Net realized capital gains	(13)	(3,234)	(99.6)%
Interest expense	427	461	(7.4)%
Intangible asset amortization	1,414	11	NM
Noncash stock compensation	211	—	NM
Other income	(121)	(14)	NM
Underwriting income	$4,362	$1,376	NM

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful

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

	Three Months Ended March 31,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$6,791	$9,606	(29.3)%
Intangible asset amortization	1,414	11	NM
Noncash stock compensation	211	—	NM
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	—	441	(100.0)%
Expenses associated with IPO and other one-time legal and consulting expenses	—	412	(100.0)%
FMV adjustment of remaining investment in affiliate	—	(2,000)	(100.0)%
Net gain on purchase & disposal of affiliates	—	(3,115)	(100.0)%
Total adjustments	1,625	(4,251)	(138.2)%
Tax impact of adjustments	(374)	978	(138.2)%
Adjusted net income	$8,042	$6,333	27.0%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful

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

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Adjusted return on equity calculation:
Numerator: adjusted net income	$8,042	$6,333
Denominator: average equity	411,541	145,898
Adjusted return on equity	7.8%	17.4%
Return on equity	6.6%	26.3%

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

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Return on tangible equity calculation:
Numerator: net income	$6,791	$9,606
Denominator:
Average stockholders' equity	411,541	145,898
Less: average goodwill and other intangible assets	215,250	2,971
Average tangible stockholders' equity	196,291	142,927
Return on tangible equity	13.8%	26.9%
Return on equity	6.6%	26.3%

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$8,042	$6,333
Denominator: average tangible equity	196,291	142,927
Adjusted return on tangible equity	16.4%	17.7%
Return on equity	6.6%	26.3%

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries: Benchmark, which is domiciled in Kansas and commercially domiciled in California; ALIC, which is domiciled in Utah; and 7710 Insurance Company, which is domiciled in South Carolina. Accordingly, the holding company may receive cash through (i) loans from banks, (ii) draws on a revolving loan agreement, (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries, (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, pay taxes and for other general business purposes.

State insurance laws restrict the ability of insurance companies to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark's surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of net income during the applicable twelve-month period (not including realized capital gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC's surplus as shown on the last statutory financial statement on file with the Utah Insurance Department (ii) 100% of net income during the applicable twelve- month period (not including realized capital gains).

Under South Carolina law, dividends payable from 7710 Insurance Company without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710 Insurance Company's surplus as regards policyholders as shown in 7710 Insurance Company's most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in 7710 Insurance Company's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710 Insurance Company's surplus as regards policyholders as shown in 7710 Insurance Company's most recent annual statement; or (ii) the net income, not including net realized capital gains or losses as shown in the 7710 Insurance Company's most recent annual statement.

The maximum amount of dividends the insurance subsidiaries can pay us during 2021 without regulatory approval is $23,859. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholders' surplus. Kansas, Utah and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of March 31, 2021 and December 31, 2020, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of March 31, 2021, we had $130,940 in cash and cash equivalents, compared to $153,149 as of December 31, 2020.

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

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$(2,964)	$7,428
Investing activities	(17,128)	(9,470)
Financing activities	(206)	(344)
Net decrease in cash, cash equivalents and restricted cash	$(20,298)	$(2,386)

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2021 was $2,964, compared to cash provided by operating activities of $7,428 for the same period in 2020. Net cash used in and provided by operating activities includes net income as adjusted for depreciation and amortization, stock compensation, net capital gains and losses, bond amortization and accretion, the change in deferred income taxes and amortization of deferred financing costs. Net cash used in operating activities for the three months ended March 31, 2021 reflects increases in premiums and other receivables, reinsurance recoverables, other assets and decreases in accounts payable and accrued expenses and funds held under reinsurance agreements; partially offset by increases in unpaid loss and loss adjustment expenses and unearned premiums. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. Other assets increased as a result of increases in our deferred acquisition costs and contract asset balances. Funds held under reinsurance agreements decreased due to a litigation settlement in the fourth quarter of 2020, resulting in the payout of certain amounts held as collateral. Unpaid loss and loss adjustment expenses and unearned premiums increased primarily due to an increase in gross written premiums. Net cash provided by operating activities for the three months ended March 31, 2020 reflects distributions received from equity method investments and incremental cash received for operating assets and liabilities.

Investing Activities: Net cash used in investing activities for the three months ended March 31, 2021 was $17,128 compared to $9,470 for the same period in 2020. Net cash used in investing activities for the three months ended March 31, 2021 includes $17,287 net cash used in the purchase and sale of investments, $73 in capital expenditures and $232 in cash received for the sale of equity method investments. Net cash used in investing activities for the three months ended March 31, 2020 includes $12,081 net cash used in the purchase and sale of investments, $504 in capital expenditures, $3,000 in cash received for the sale of equity method investments and $115 received for the return of capital on equity method investments.

Financing Activities: Net cash used in financing activities for the three months ended March 31, 2021 was $206 compared to $344 for the same period in 2020. Net cash used in financing activities for the three months ended March 31, 2021 includes the principal payments made on the Company's debt. Net cash used in financing activities for the three months ended March 31, 2020 included the principal payments made on the Company's debt.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, Trean Corporation and Trean Compstar entered into a credit agreement with First Horizon Bank (formerly, First Tennessee Bank National Association) (the "2018 First Horizon Credit Agreement"), which included a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million.

On May 26, 2020, the Company entered into an Amended and Restated Credit Agreement with First Horizon Bank, which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. Borrowings under the facility are secured by substantially all of the assets of the Company other than Benchmark Holding Company and its subsidiaries. The loan has a variable interest rate of 3-month LIBOR plus 4.50%, which was 4.75% as of March 31, 2021 and 4.72% as of December 31, 2020 (under the 2018 First Horizon Credit Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) will be pledged as collateral.

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

Ratings

We have a financial strength rating of "A" (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "S" (Rating Suspended). "A" (Excellent) is the third highest rating issued by A.M. Best. The "A" (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also "Risk factors — Risks related to our business and industry — A downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries may negatively affect our business." in our 2020 Form 10-K.

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

Contractual Obligations and Commitments

There have been no material changes in the Company's contractual obligations as of March 31, 2021 compared to December 31, 2020.

Financial condition

Stockholders' Equity

As of March 31, 2021, total stockholders' equity was $412,975, compared to $410,107 as of December 31, 2020, an increase of $2,868. The increase in stockholders' equity over the period was driven primarily by $2,657 of net comprehensive income.

We had $5,895 of unrecognized stock compensation as of March 31, 2021 related to non-vested stock compensation granted. The Company recognized $211 of stock compensation during the three months ended March 31, 2021.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $378,131 at March 31, 2021, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$16,796	$17,008
Foreign governments	100	101
States, territories and possessions	8,273	8,393
Political subdivisions of states, territories and possessions	29,770	30,451
Special revenue and special assessment obligations	89,087	91,175
Industrial and public utilities	88,996	93,289
Commercial mortgage-backed securities	12,400	13,256
Residential mortgage-backed securities	88,020	87,687
Other loan-backed securities	35,873	36,419
Hybrid securities	356	352
Total fixed maturities	369,671	378,131
Equity securities:
Preferred stock	243	237
Common stock	741	2,741
Total equity securities	984	2,978
Total investments	$370,655	$381,109

	December 31, 2020
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$17,471
Foreign governments	300	302
States, territories and possessions	7,500	7,774
Political subdivisions of states, territories and possessions	31,759	33,212
Special revenue and special assessment obligations	77,329	81,714
Industrial and public utilities	107,017	113,741
Commercial mortgage-backed securities	16,242	18,066
Residential mortgage-backed securities	91,478	93,017
Other loan-backed securities	39,293	39,945
Hybrid securities	356	362
Total fixed maturities	388,409	405,604
Equity securities:
Preferred stock	243	240
Common stock	1,554	3,534
Total equity securities	1,797	3,774
Total investments	$390,206	$409,378

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of March 31, 2021 and December 31, 2020 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	March 31, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$55,572	14.7%
AA	221,422	58.6%
A	73,291	19.4%
BBB	25,854	6.8%
BB	1,937	0.5%
Below investment grade	55	—%
Total fixed maturities	$378,131	100.0%

	December 31, 2020
(in thousands, except percentages)	Fair Value	% of Total
AAA	$59,887	14.8%
AA	224,371	55.3%
A	89,975	22.2%
BBB	29,404	7.2%
BB	1,921	0.5%
Below investment grade	46	—%
Total fixed maturities	$405,604	100.0%

Critical Accounting Policies and Estimates

The unaudited interim condensed consolidated financial statements included in this quarterly report include amounts based on the use of estimates and judgments of management.

We identified the accounting estimates that are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. The estimates and judgments that are most critical to the preparation of the condensed consolidated financial statements include: (a) reserves for unpaid loss and LAE; (b) reinsurance recoveries; (c) investment fair value measurements; (d) goodwill and intangible assets; and (e) business combinations. For a detailed discussion of our accounting policies, see the "Notes to the Consolidated and Combined Financial Statements" included in our 2020 Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk and equity rate risk, which are described in detail in the "Quantitative and qualitative disclosures about market risk" section of our 2020 Form 10-K. We do not have exposure to foreign currency exchange rate risk or commodity risk.

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

Item 1A. Risk Factors

We have disclosed in our 2020 Form 10-K the most significant risk factors that can impact year-to-year comparisons and that may affect the future performance of the Company's business. On a quarterly basis, we review these disclosures and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors from those disclosed in our 2020 Form 10-K.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Trean Insurance Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
3.2	Amended and Restated By-Laws of Trean Insurance Group, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.1**+	Form of Performance Stock Unit Award Agreement
10.2**+	Form of Market Stock Unit Award Agreement
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TREAN INSURANCE GROUP, INC.

Date:	May 13, 2021	By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Julie A. Baron
Julie A. Baron
Chief Financial Officer and Treasurer
(Principal Financial Officer)