Form 10-Q
period 2021-06-30
Trean Insurance Group, Inc.
filed 2021-08-13
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of August 6, 2021, there were 51,173,844 shares of the registrant's common stock outstanding.

TREAN INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Fixed maturities, at fair value (amortized cost of $414,166 and $388,409, respectively)	$424,943	$405,604
Preferred stock, at fair value (amortized cost of $243 and $243, respectively)	235	240
Common stock, at fair value (cost $741 and $1,554, respectively)	2,741	3,534
Equity method investments	—	232
Total investments	427,919	409,610
Cash and cash equivalents	101,361	153,149
Restricted cash	12,469	4,085
Accrued investment income	2,329	2,458
Premiums and other receivables	131,930	109,217
Income taxes receivable	5,113	1,322
Reinsurance recoverable	361,943	343,213
Prepaid reinsurance premiums	121,004	107,971
Deferred policy acquisition cost, net	6,424	1,332
Property and equipment, net	7,780	8,254
Right of use asset	5,378	6,338
Goodwill	140,640	140,640
Intangible assets, net	72,489	75,316
Other assets	8,410	6,878
Total assets	$1,405,189	$1,369,783
Liabilities
Unpaid loss and loss adjustment expenses	$502,560	$457,817
Unearned premiums	194,388	157,987
Funds held under reinsurance agreements	161,013	174,704
Reinsurance premiums payable	51,681	57,069
Accounts payable and accrued expenses	31,017	61,240
Lease liability	5,855	6,893
Deferred tax liability	10,229	12,329
Debt	31,103	31,637
Total liabilities	987,846	959,676
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,157,004 and 51,148,782 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	511	511
Additional paid-in capital	287,734	287,110
Retained earnings	120,628	109,060
Accumulated other comprehensive income	8,470	13,426
Total stockholders' equity	417,343	410,107
Total liabilities and stockholders' equity	$1,405,189	$1,369,783
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Gross written premiums	$156,551	$109,612	$303,281	$217,471
Increase in gross unearned premiums	(17,927)	(9,265)	(36,358)	(16,638)
Gross earned premiums	138,624	100,347	266,923	200,833
Ceded earned premiums	(90,681)	(78,968)	(177,846)	(156,995)
Net earned premiums	47,943	21,379	89,077	43,838
Net investment income	2,103	2,525	4,375	6,770
Net realized capital gains (losses)	10	(4)	23	3,230
Other revenue	1,229	1,530	5,884	5,922
Total revenue	51,285	25,430	99,359	59,760
Expenses
Losses and loss adjustment expenses	29,725	12,183	54,606	25,117
General and administrative expenses	15,267	8,293	27,158	16,442
Other expenses	845	—	845	—
Intangible asset amortization	1,413	23	2,827	34
Noncash stock compensation	419	—	630	—
Interest expense	425	501	852	962
Total expenses	48,094	21,000	86,918	42,555
Gains (losses) on embedded derivatives	(686)	(3,991)	1,990	(5,180)
Other income	35	40	156	54
Income before taxes	2,540	479	14,587	12,079
Income tax expense	414	351	3,019	3,218
Equity earnings in affiliates, net of tax	—	1,230	—	1,932
Net income	$2,126	$1,358	$11,568	$10,793
Earnings per share:
Basic	$0.04	$0.04	$0.23	$0.29
Diluted	$0.04	$0.04	$0.23	$0.29
Weighted average shares outstanding:
Basic	51,152,979	37,386,394	51,150,881	37,386,394
Diluted	51,166,587	37,386,394	51,173,204	37,386,394
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,126	$1,358	$11,568	$10,793
Other comprehensive gain (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	2,325	9,242	(6,251)	8,235
Income tax expense (benefit)	488	1,938	(1,313)	1,727
Unrealized investment gains (losses), net of tax	1,837	7,304	(4,938)	6,508
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	10	(1)	23	118
Income tax expense (benefit)	2	(1)	5	25
Total reclassifications included in net income, net of tax	8	—	18	93
Other comprehensive income (loss)	1,829	7,304	(4,956)	6,415
Total comprehensive income	$3,955	$8,662	$6,612	$17,208
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Stockholders' Equity and Redeemable Preferred Stock
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	51,148,782	$511	$287,321	$6,641	$118,502	$412,975
Stock compensation expense	—	—	419	—	—	419
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	8,222	—	(6)	—	—	(6)
Other comprehensive income	—	—	—	1,829	—	1,829
Net income	—	—	—	—	2,126	2,126
Balance at June 30, 2021	51,157,004	$511	$287,734	$8,470	$120,628	$417,343

			Members' Equity
	Redeemable Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at March 31, 2020	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	216,247	$216	—	$—	$17,995	$5,611	$48,117	$150,181
Issuance of Class C units	—	—	—	—	—	—	—	—	19,658	20	—	—	—	—	—	20
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(18,043)	(19,496)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	7,304	—	7,304
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,358	1,358
Balance at June 30, 2020	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	235,905	$236	—	$—	$16,542	$12,915	$31,349	$139,284

See accompanying notes to the condensed consolidated financial statements.

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	51,148,782	$511	$287,110	$13,426	$109,060	$410,107
Stock compensation expense	—	—	630	—	—	630
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	8,222	—	(6)	—	—	(6)
Other comprehensive loss	—	—	—	(4,956)	—	(4,956)
Net income	—	—	—	—	11,568	11,568
Balance at June 30, 2021	51,157,004	$511	$287,734	$8,470	$120,628	$417,343

			Members' Equity
	Redeemable Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	—	$—	$17,995	$6,500	$38,682	$141,615
Issuance of Class C units	—	—	—	—	—	—	—	—	39,317	40	—	—	—	—	—	40
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(18,043)	(19,496)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	6,415	—	6,415
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,793	10,793
Balance at June 30, 2020	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	235,905	$236	—	$—	$16,542	$12,915	$31,349	$139,284
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$11,568	$10,793
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,374	458
Stock compensation	630	—
Unrealized (gains) losses on embedded derivatives	(3,189)	3,206
Net capital gains	(23)	(5,042)
Deferred offering costs	—	(1,339)
Bond amortization and accretion	1,174	944
Issuance of member units as compensation	—	40
Equity earnings in affiliates, net of tax	—	(1,932)
Distributions from equity method investments	—	2,413
Deferred income taxes	(781)	(324)
Deferred financing costs	84	48
Changes in operating assets and liabilities:
Accrued investment income	129	(137)
Premiums and other receivables	(22,714)	(10,666)
Reinsurance recoverable on paid and unpaid losses	(18,730)	(26,786)
Prepaid reinsurance premiums	(13,033)	(11,223)
Right of use asset	959	(5,958)
Other assets	(6,623)	(3,284)
Unpaid loss and loss adjustment expenses	44,742	35,784
Unearned premiums	36,401	16,638
Funds held under reinsurance agreements	3,080	(1,306)
Reinsurance premiums payable	(5,388)	409
Accounts payable and accrued expenses	(4,011)	19,591
Lease liability	(1,038)	6,186
Income taxes payable	(3,791)	3,270
Net cash provided by operating activities	22,820	31,783
Investing activities
Payments for capital expenditures	(73)	(554)
Proceeds from sale of equity method investment	232	3,000
Return of capital on equity method investment	—	115
Purchase of investments, available for sale	(104,183)	(55,695)
Proceeds from investments sold, matured or repaid	38,425	60,339
Acquisition of subsidiary, net of cash received	—	(1,098)
Net cash provided by (used in) investing activities	(65,599)	6,107
Financing activities
Shares redeemed for payroll taxes	(6)	—
Proceeds from credit agreement	—	32,453
Principal payments on debt	(619)	(21,843)
Distribution to members	—	(19,496)
Net cash used in financing activities	(625)	(8,886)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,404)	29,004
Cash, cash equivalents and restricted cash ‑ beginning of period	157,234	76,068
Cash, cash equivalents and restricted cash ‑ end of period	$113,830	$105,072
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(in thousands)
(unaudited)

	June 30,
Disaggregation of cash and restricted cash:	2021	2020
Cash and cash equivalents	$101,361	$97,326
Restricted cash	12,469	7,746
Total cash, cash equivalents and restricted cash	$113,830	$105,072

	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2021	2020
Cash paid during the year for:
Interest	$768	$914
Income taxes	7,548	201
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	31	6,906
Non-cash transfer of investments to settle funds held for reinsurance	13,562	—
Non-cash transfer of investments to settle amounts held for others in accounts payable	26,211	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,217	906

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

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not contain all of the information included in the Company's annual consolidated financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

During the second quarter of 2021, the Company determined that its funds held agreements with reinsurers contain embedded derivatives relating to a total return swap on the underlying investments. As a result, the Company will now report the change in fair value of the embedded derivatives in gains (losses) on embedded derivatives in the condensed consolidated and combined statements of operations. In addition, investment earnings credited to the funds withheld accounts will be reported in gains (losses) on embedded derivatives in the condensed consolidated and combined statements of operations, whereas previously these were reported as an offset to net investment income. While the prior period amounts have been corrected for comparability, the correction was not material to the previously reported condensed consolidated and condensed combined financial statements. The impact of the prior period corrections on the condensed consolidated balance sheet and the related components of stockholders' equity is as follows:

	March 31, 2021			December 31, 2020
	Previously reported	Adjustment	As reported	Previously reported	Adjustment	As reported
Retained earnings	$119,750	$(1,248)	$118,502	$112,959	$(3,899)	$109,060
Accumulated other comprehensive income	5,393	1,248	6,641	9,527	3,899	13,426

	June 30, 2020			March 31, 2020			December 31, 2019
	Previously reported	Adjustment	As reported	Previously reported	Adjustment	As reported	Previously reported	Adjustment	As reported
Retained earnings	$35,561	$(4,212)	$31,349	$49,967	$(1,850)	$48,117	$40,361	$(1,679)	$38,682
Accumulated other comprehensive income	8,703	4,212	12,915	3,761	1,850	5,611	4,821	1,679	6,500

The impact of the prior period corrections on the condensed consolidated statements of operations and other comprehensive income is as follows:

	Three Months Ended June 30, 2020
	Previously reported	Adjustment	As reported
Net investment income	$1,524	$1,001	$2,525
Total revenue	24,429	1,001	25,430
Gains (losses) on embedded derivatives	—	(3,991)	(3,991)
Income before taxes	3,469	(2,990)	479
Income tax expense	979	(628)	351
Net income	$3,720	$(2,362)	$1,358

Earnings per share:
Basic	$0.10	$(0.06)	$0.04
Diluted	$0.10	$(0.06)	$0.04

Other comprehensive income, net of tax
Unrealized investment gains:
Unrealized investment gains arising during the period	$6,252	$2,990	$9,242
Income tax expense	1,310	628	1,938
Unrealized investment gains, net of tax	4,942	2,362	7,304
Other comprehensive income	$4,942	$2,362	$7,304

	Six Months Ended June 30, 2020
	Previously reported	Adjustment	As reported
Net investment income	$4,796	$1,974	$6,770
Total revenue	57,786	1,974	59,760
Gains (losses) on embedded derivatives	—	(5,180)	(5,180)
Income before taxes	15,285	(3,206)	12,079
Income tax expense	3,891	(673)	3,218
Net income	$13,326	$(2,533)	$10,793

Earnings per share:
Basic	$0.36	$(0.07)	$0.29
Diluted	$0.36	$(0.07)	$0.29

Other comprehensive income, net of tax
Unrealized investment gains:
Unrealized investment gains arising during the period	$5,029	$3,206	$8,235
Income tax expense	1,054	673	1,727
Unrealized investment gains, net of tax	3,975	2,533	6,508
Other comprehensive income	$3,882	$2,533	$6,415

The correction of the prior period amounts had no impact on total operating, investing and financing activities on the Company’s condensed consolidated and condensed combined statements of cash flows during the six months ended June 30, 2020. In conjunction with the correction of the prior period amounts, the fair value leveling table as of December 31, 2020 in Note 3 was corrected from $174,704, which represented the total funds withheld under reinsurance agreements liability, to $4,937, which relates only to the fair value of the embedded derivative; the net investment income table in Note 4 was corrected to incorporate the income from funds held investments of $1,001 and $1,974 for the three and six months ended June 30, 2020, respectively; the effective tax rate in Note 8 was corrected from 28.2% to 73.3% for the three months ended June 30, 2020 and from 25.5% to 26.6% for the six months ended June 30, 2020; and Note 14 has been corrected to reflect the changes to other comprehensive income described above.

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

Accounting pronouncements

Recently adopted policies

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). This update provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This standard is effective for the period between March 12, 2020 and December 31, 2022. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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

Compstar Holding Company LLC

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar Holding Company LLC ("Compstar"), a holding company, along with its wholly owned subsidiary Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of the Company’s common stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. The acquisition-date fair value of the Company’s previous equity interest was revalued using the market price of the shares issued as consideration for the acquisition. As a result, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321, and the Company therefore recorded a gain of $69,846 from the remeasurement of its previous equity interest.

The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date. The assessment of fair value and the determination of deferred taxes and other payables and receivables are preliminary and are based on the information that was available at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation of purchase price to intangible assets and to deferred tax assets and liabilities is preliminary and, therefore, subject to adjustment in future periods.

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

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$28,531	$175	$—	$28,706
Foreign governments	—	2,600	—	2,600
States, territories and possessions	—	8,456	—	8,456
Political subdivisions of states territories and possessions	—	32,166	—	32,166
Special revenue and special assessment obligations	—	93,441	—	93,441
Industrial and public utilities	—	105,987	—	105,987
Commercial mortgage-backed securities	—	13,129	—	13,129
Residential mortgage-backed securities	—	95,652	—	95,652
Other loan-backed securities	—	44,444	—	44,444
Hybrid securities	—	362	—	362
Total fixed maturities	28,531	396,412	—	424,943
Equity securities:
Preferred stock	—	235	—	235
Common stock	—	741	2,000	2,741
Total equity securities	—	976	2,000	2,976
Total investments	$28,531	$397,388	$2,000	$427,919

Embedded derivatives on funds held under reinsurance agreements	$111	$1,636	$—	$1,747
Debt	—	31,763	—	31,763

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$17,471	$—	$—	$17,471
Foreign governments	—	302	—	302
States, territories and possessions	—	7,774	—	7,774
Political subdivisions of states, territories and possessions	—	33,212	—	33,212
Special revenue and special assessment obligations	—	81,714	—	81,714
Industrial and public utilities	—	113,741	—	113,741
Commercial mortgage-backed securities	—	18,066	—	18,066
Residential mortgage-backed securities	—	93,017	—	93,017
Other loan-backed securities	—	39,945	—	39,945
Hybrid securities	—	362	—	362
Total fixed maturities	17,471	388,133	—	405,604
Equity securities:
Preferred stock	—	240	—	240
Common stock	958	576	2,000	3,534
Total equity securities	958	816	2,000	3,774
Total investments	$18,429	$388,949	$2,000	$409,378

Embedded derivatives on funds held under reinsurance agreements	$176	$4,761	$—	$4,937
Debt	—	32,381	—	32,381

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

Embedded derivatives: The Company enters into funds held contracts under reinsurance agreements which create embedded derivatives on the underlying investments. These embedded derivatives are valued based upon the unrealized gain or loss position of the funds held portfolio, which is determined consistent with other investments using third-party pricing services. To validate the reasonableness of the quoted prices, the Company performs various qualitative and quantitative procedures such as analysis of recent activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

Debt: The Company holds debt related to its secured credit facility. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt.

Note 4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's investments are as follows:

	June 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$28,510	$217	$(21)	$28,706
Foreign governments	2,599	1	—	2,600
States, territories and possessions	8,240	225	(9)	8,456
Political subdivisions of states, territories and possessions	31,120	1,087	(41)	32,166
Special revenue and special assessment obligations	90,047	3,634	(240)	93,441
Industrial and public utilities	101,624	4,450	(87)	105,987
Commercial mortgage-backed securities	12,032	1,097	—	13,129
Residential mortgage-backed securities	95,667	890	(905)	95,652
Other loan-backed securities	43,972	501	(29)	44,444
Hybrid securities	355	7	—	362
Total fixed maturities available for sale	414,166	12,109	(1,332)	424,943
Equity securities:
Preferred stock	243	—	(8)	235
Common stock	741	2,000	—	2,741
Total equity securities	984	2,000	(8)	2,976
Total investments	$415,150	$14,109	$(1,340)	$427,919

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$336	$—	$17,471
Foreign governments	300	2	—	302
States, territories and possessions	7,500	274	—	7,774
Political subdivisions of states, territories and possessions	31,759	1,453	—	33,212
Special revenue and special assessment obligations	77,329	4,422	(37)	81,714
Industrial and public utilities	107,017	6,768	(44)	113,741
Commercial mortgage-backed securities	16,242	1,848	(24)	18,066
Residential mortgage-backed securities	91,478	1,626	(87)	93,017
Other loan-backed securities	39,293	719	(67)	39,945
Hybrid securities	356	6	—	362
Total fixed maturities available for sale	388,409	17,454	(259)	405,604
Equity securities:
Preferred stock	243	—	(3)	240
Common stock	1,554	2,053	(73)	3,534
Total equity securities	1,797	2,053	(76)	3,774
Total investments	$390,206	$19,507	$(335)	$409,378

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$6,627	$(21)	$—	$—	$6,627	$(21)
Foreign governments	—	—	—	—	—	—
States, territories and possessions	316	(9)	—	—	316	(9)
Political subdivisions of states, territories and possessions	4,188	(41)	—	—	4,188	(41)
Special revenue and special assessment obligations	17,868	(240)	—	—	17,868	(240)
Industrial and public utilities	15,323	(87)	—	—	15,323	(87)
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	57,307	(877)	737	(28)	58,044	(905)
Other loan-backed securities	10,464	(9)	2,480	(20)	12,944	(29)
Hybrid securities	250	—	—	—	250	—
Total bonds	$112,343	$(1,284)	$3,217	$(48)	$115,560	$(1,332)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$4,518	$—	$—	$—	$4,518	$—
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	—	—	—	—	—	—
Special revenue and special assessment obligations	2,923	(37)	—	—	2,923	(37)
Industrial and public utilities	2,106	(44)	—	—	2,106	(44)
Commercial mortgage-backed securities	999	(24)	—	—	999	(24)
Residential mortgage-backed securities	8,811	(74)	262	(13)	9,073	(87)
Other loan-backed securities	2,037	(10)	9,036	(57)	11,073	(67)
Hybrid securities	250	—	—	—	250	—
Total bonds	$21,644	$(189)	$9,298	$(70)	$30,942	$(259)

The unrealized losses on the Company’s available for sale securities as of June 30, 2021 and December 31, 2020 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of June 30, 2021, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$30,510	$30,870
Due after one year but before five years	103,298	106,728
Due after five years but before ten years	64,393	67,848
Due after ten years	64,294	66,272
Commercial mortgage-backed securities	12,032	13,129
Residential mortgage-backed securities	95,667	95,652
Other loan-backed securities	43,972	44,444
Total	$414,166	$424,943

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities:
Gains	$18	$—	$98	$119
Losses	(8)	(1)	(75)	(1)
Total fixed maturities	10	(1)	23	118
Equity securities:
Equity method investments:
Gains	—	—	—	3,115
Total equity securities	—	—	—	3,115
Total net investment realized gains (losses)	$10	$(1)	$23	$3,233

Net investment income consists of the following for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed maturities	$1,577	$1,408	$3,137	$2,880
Income on funds held investments	519	1,001	1,199	1,974
Preferred stock	6	34	36	20
Common stock	—	75	—	1,874
Interest earned on cash and short-term investments	1	7	3	22
Net investment income	$2,103	$2,525	$4,375	$6,770

Embedded derivatives

The Company enters into funds held contracts under reinsurance agreements which create embedded derivatives, which are measured at fair value. The embedded derivatives within our funds held under reinsurance agreements relate to a total return swap on the underlying investments. Total funds held under reinsurance agreements includes the following:

	June 30, 2021	December 31, 2020
Funds held under reinsurance agreements, at cost	$159,266	$169,767
Embedded derivatives, at fair value	1,747	4,937
Total funds held under reinsurance agreements	$161,013	$174,704

The change in value of embedded derivatives for the three months ended June 30, 2021 and 2020 was a loss of $167 and $2,990, respectively. The change in value of embedded derivatives for the six months ended June 30, 2021 was a gain of $3,189, compared to a loss of $3,206 for the six months ended June 30, 2020. Changes in value of embedded derivatives is included in gains (losses) on embedded derivatives in the consolidated statement of operations. Investment expenses associated with the embedded derivatives for the three and six months ended June 30, 2021 was $519 and $1,199, respectively, compared to $1,001 and $1,974 for the three and six months ended June 30, 2020, which is included in gains (losses) on embedded derivatives on the consolidated statement of operations. These embedded derivatives had no impact on total operating, investing and financing activities on the Company’s condensed consolidated statements of cash flows during the three and six months ended June 30, 2021 and 2020.

Note 5. Equity Method Investments
The Company had investments in Compstar and Trean Intermediaries ("TRI"). Equity earnings and losses are reported in equity earnings in affiliates, net of tax on the condensed consolidated statements of operations.

On July 15, 2020, the Company purchased the remaining 55% ownership interest in Compstar (See Note 2) and, as a result, Compstar is no longer recorded as an equity method investment. For the three and six months ended June 30, 2020, the Company recorded earnings of $1,230 and $1,932, respectively, and received distributions of $1,024 and $2,302, respectively.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000 resulting in a remaining ownership interest of 10%. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115, which is included in net realized capital gains on the condensed consolidated statements of operations. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000, which is recorded in net investment income on the condensed consolidated statement of operations. The Company received distributions of $225 for the six months ended June 30, 2020. The Company currently maintains a 4% ownership interest in TRI due to further ownership dilution under its current operating agreement.

Note 6. Debt
Debt consisted of the following:

	June 30, 2021	December 31, 2020
Secured credit facility	$31,763	$32,381
Less: unamortized deferred financing costs	(660)	(744)
Net debt	$31,103	$31,637

Secured Credit Facility

In April 2018, Trean Corp entered into a credit agreement with a bank which includes a term loan facility totaling $27,500 and a revolving credit facility of $3,000. Borrowings are secured by substantially all of the assets of Trean and its subsidiaries.

On May 26, 2020, the Company entered into a new Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 4.50%, which was 4.71% and 4.72% as of June 30, 2021 and December 31, 2020, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

The Company recorded $383 and $388 of interest expense with its credit facility during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded $768 and $722 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of June 30, 2021 and December 31, 2020.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative and consulting and other fee-based revenue. Revenue from contracts with customers was $1,229 and $5,884 for the three and six months ended June 30, 2021, respectively, compared to $1,530 and $5,922 for the three and six months ended June 30, 2020, respectively.

The following table presents the revenues recognized from contracts with customers included in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Brokerage	$770	$755	$4,225	$4,448
Managing general agent fees	30	254	319	408
Third-party administrator fees	376	383	754	767
Consulting and other fee-based revenue	53	138	586	299
Total revenue from contracts with customers	$1,229	$1,530	$5,884	$5,922

The Company did not have any contract liabilities as of June 30, 2021 or December 31, 2020. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed consolidated balance sheets.

	June 30, 2021	December 31, 2020
Contract assets	$4,623	$3,405

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 16.3% for the three months ended June 30, 2021. The effective tax rate differed from the statutory rate primarily due to the impact of tax-exempt municipal income on the Company's investments. The Company's effective tax rate was 20.7% for the six months ended June 30, 2021. The effective tax rate differed from the statutory rate primarily due to the impact of tax-exempt municipal income on the Company's investments.

The Company’s effective tax rate was 73.3% and 26.6% for the three and six months ended June 30, 2020, respectively. The effective tax rate differed from the statutory rate primarily due to the impact of state taxes and the deferred tax effect of a tax accounting method change on excess ceding commissions.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unpaid losses and LAE reserves at beginning of period	$485,532	$418,757	$457,817	$406,716
Less losses ceded through reinsurance	(353,158)	(312,105)	(335,655)	(304,005)
Net unpaid losses and LAE at beginning of period	132,374	106,652	122,162	102,711
Incurred losses and LAE related to:
Current period	30,178	13,020	55,085	27,189
Prior period	(453)	(837)	(479)	(2,072)
Total incurred losses and LAE	29,725	12,183	54,606	25,117
Paid losses and LAE, net of reinsurance, related to:
Current period	8,950	3,392	12,473	4,590
Prior period	9,190	5,708	20,336	13,503
Total paid losses and LAE	18,140	9,100	32,809	18,093
Net unpaid losses and LAE at end of period	143,959	109,735	143,959	109,735
Plus losses ceded through reinsurance	358,601	332,765	358,601	332,765
Unpaid losses and LAE reserves at end of period	$502,560	$442,500	$502,560	$442,500

During the three and six months ended June 30, 2021, the reserves for unpaid losses and LAE developed favorably by $453 and $479, respectively, primarily attributable to net case reserve releases.

During the three and six months ended June 30, 2020, the reserves for unpaid losses and LAE developed favorably by $837 and $2,072, respectively, primarily attributable to the development in the Company’s workers’ compensation book of business.

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

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended June 30,
	2021				2020
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$153,049	$3,502	$(101,306)	$55,245	$107,596	$2,016	$(86,586)	$23,026
Earned premiums	136,362	2,262	(90,681)	47,943	98,337	2,010	(78,968)	21,379

	Six Months Ended June 30,
	2021				2020
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$297,947	$5,334	$(190,790)	$112,491	$213,573	$3,898	$(168,218)	$49,253
Earned premiums	262,766	4,157	(177,846)	89,077	196,880	3,953	(156,995)	43,838

Note 11. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use asset calculation when it is reasonably certain the Company will exercise that option. Our leases have remaining terms ranging from one month to 48 months, some of which have options to extend the lease for up to 5 years. As of June 30, 2021, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended June 30, 2021 was $597, inclusive of $18 in variable lease expense. Total lease expense for the three months ended June 30, 2020 was $535, inclusive of $22 in variable lease expense. The Company also sublets some of its leased office space and recorded $23 and $36 of sublease income for the three months ended June 30, 2021 and 2020, respectively, which is included in other income on the condensed consolidated statement of operations.

Total lease expense for the six months ended June 30, 2021 was $1,205, inclusive of $27 in variable lease expense. Total lease expense for the six months ended June 30, 2020 was $1,114, inclusive of $142 in variable lease expense. The Company also sublets some of its leased office space and recorded $41 and $48 of sublease income for the six months ended June 30, 2021 and 2020, respectively, which is included in other income on the condensed consolidated statement of operations.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	June 30, 2021	December 31, 2020
Right of use asset	$5,378	$6,338
Lease liability	$5,855	$6,893
Weighted average remaining lease term	2.82 years	3.26 years
Weighted average discount rate	6.36%	6.37%

Future maturities of lease liabilities as of June 30, 2021 are as follows:

Operating Leases
2021	$1,208
2022	2,369
2023	1,783
2024	934
2025	94
Total lease payments	6,388
Less: imputed interest	(533)
Total lease liabilities	$5,855

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

Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of June 30, 2021, there were 51,157,004 shares of common stock issued and outstanding.

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

Note 13. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during reported periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods and is calculated using the treasury stock method. As a result of the Company's IPO and corporate reorganization in the third quarter of 2020, the number of shares used to compute earnings per share for pre-reorganization 2020 periods presented was retrospectively adjusted to reflect the recapitalization akin to a split-like situation.

The following table presents the calculation of basic and diluted EPS of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income — basic and diluted	$2,126	$1,358	$11,568	$10,793

Weighted average number of shares outstanding — basic	51,152,979	37,386,394	51,150,881	37,386,394
Effect of dilutive securities:
Restricted stock units	13,608	—	22,323	—
Dilutive shares	13,608	—	22,323	—
Weighted average number of shares outstanding — diluted	51,166,587	37,386,394	51,173,204	37,386,394

Earnings per share:
Basic	$0.04	$0.04	$0.23	$0.29
Diluted	$0.04	$0.04	$0.23	$0.29

For the three months ended June 30, 2021, a total of 53,690 stock options with an exercise price of $17.50 per share were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of common shares, resulting in an antidilutive effect.

For the six months ended June 30, 2021, a total of 53,690 stock options with an exercise price of $17.50 per share were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of common shares, resulting in an antidilutive effect.

Note 14. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income for unrealized gains and losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$6,641	$5,611	$13,426	$6,500
Other comprehensive gain (loss), net of tax:
Unrealized investment gain (loss):
Unrealized investment gains (losses) arising during the period	$2,325	$9,242	$(6,251)	$8,235
Income tax expense (benefit)	$488	$1,938	$(1,313)	$1,727
Unrealized investment gain (loss), net of tax	$1,837	$7,304	$(4,938)	$6,508
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	$10	$(1)	$23	$118
Income tax expense (benefit)	$2	$(1)	$5	$25
Total reclassifications included in net income, net of tax	$8	$—	$18	$93
Other comprehensive income (loss)	$1,829	$7,304	$(4,956)	$6,415
Balance at end of period	$8,470	$12,915	$8,470	$12,915

Note 15. Stock Compensation
As of June 30, 2021, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and to attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Compensation, Nominating and Corporate Governance Committee of the Company's board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards or any combination of the foregoing.

Stock Options

Compensation expense is recognized for all stock compensation arrangements by the Company. Stock compensation expense related to stock option awards was $34 and $69 for the three and six months ended June 30, 2021, respectively.

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

Fiscal 2021
Expected volatility	29.8%
Expected term	6 years
Risk-free interest rate	1.32%

A summary of the status of the Company's stock option activity as of June 30, 2021 and changes during the six-month period then ended are as follows:

	Stock Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2020	89,920	$15.00
Granted	60,729	$17.50
Forfeited or cancelled	(27,646)	$15.64
Balance outstanding, June 30, 2021	123,003	$16.09
Options exercisable, June 30, 2021	—	$—

The following table summarizes information regarding stock options outstanding as of June 30, 2021:

	Options Outstanding				Options Vested or Expected to Vest
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
2020 Omnibus Plan	123,003	$16.09	9.22 years	$91	123,003	$16.09	9.22 years	$91

The weighted average grant-date fair value of options granted in the six months ended June 30, 2021 was $5.49. As of June 30, 2021, total unrecognized compensation cost related to stock options was $472 and is expected to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $385 and $561 for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was $4,088 of total unrecognized compensation cost related to non-vested restricted stock unit grants, which is expected to be recognized over a weighted average life of 2.6 years. The total fair value of restricted stock units vested during the three and six months ended June 30, 2021 was $136.

The Company has granted time-based restricted stock units ("RSUs"), performance stock units ("PSUs") and market-based stock units ("MSUs") to certain key employees as part of the Company's long-term incentive program. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based and performance-based vesting awards. A Monte Carlo valuation model is used to estimate the fair value for market-based vesting awards. RSUs generally vest in three equal annual installments beginning one year from the grant date and are amortized as compensation expense over the three-year vesting period. The Company has also granted time-based restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each time-based restricted stock grant to non-employee directors vests on the day immediately preceding the next annual meeting of stockholders following the date of grant. The grants are amortized as director compensation expense over the vesting period. The Company recognizes compensation expense on PSUs ratably over the requisite performance period of the award and to the extent management views the performance goal attainment as probable. The Company recognizes compensation expense on MSUs ratably over the requisite performance period of the award.

For the 2021 fiscal year, the Company granted PSUs to certain key employees pursuant to the Company's 2020 Omnibus Plan. The number of shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award. If performance satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200% of target thresholds, as defined in the applicable award agreements. Any earned PSU will vest if the employee’s service has been continuous through the vesting date. Any PSU not earned because of failure to achieve the minimum performance goal at the end of the performance period will be immediately forfeited. The grant date fair value of the PSUs was determined based on the grant date closing price of the Company’s stock.

For the 2021 fiscal year, the Company granted MSUs to certain key employees pursuant to the Company's 2020 Omnibus Plan. The number of restricted stock units earned is based on the Company’s cumulative total shareholder return ("TSR"), as defined in the applicable award agreement, over a three-year performance measurement period. If TSR satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200% shown in the table below. Any MSU not earned because of failure to achieve the minimum performance goal at the end of the performance period will be immediately forfeited. Grant date fair values were determined using a Monte Carlo valuation model based on the following assumptions:

Fiscal 2021
Total grant date fair value	$845
Total grant date fair value per share	$13.92
Expected volatility	35.0%
Weighted average expected life	2.77 years
Risk-free interest rate	0.27%

The percent of the target MSU that will be earned based on the Company’s TSR is as follows:

Cumulative TSR %	Percent of Units Vested
Below 25.1%	0%
25.1%	50%
47.2%	100%
69.3% and above	200%

A summary of the status of the Company’s non-vested restricted stock unit activity as of June 30, 2021 and changes during the six-month period then ended is as follows:

	RSUs		MSUs		PSUs		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2020	111,588	$14.99	—	$—	—	$—	111,588	$14.99
Granted	60,729	$17.50	60,715	$13.92	121,458	$17.50	242,902	$16.61
Vested	(8,541)	$15.21	—	$—	—	$—	(8,541)	$15.21
Forfeited or cancelled	(27,646)	$16.02	(7,039)	$13.92	(14,078)	$17.50	(48,763)	$16.14
Non-vested outstanding, June 30, 2021	136,130	$15.89	53,676	$13.92	107,380	$17.50	297,186	$16.11

Note 16. Transactions with Related Parties
The Company recorded $50 and $100 of revenue for consulting services provided to TRI for the three and six months ended June 30, 2021 and 2020, respectively.

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining ownership interest in Compstar (See Note 2). Prior to the acquisition, the Company owned a 45% interest in Compstar, a program manager that handles the underwriting, premium collection and servicing of insurance policies for the Company. The Company recorded $43,917 and $90,199 of gross earned premiums resulting in gross commissions of $7,737 and $17,709 due to Compstar for the three and six months ended June 30, 2020, respectively.

Note 17. Subsequent Events
Events or transactions that occur after the balance sheet date, but before the condensed consolidated financial statements are complete, are reviewed by the Company to determine if they are to be recognized and/or disclosed as appropriate.

On July 6, 2021, Trean Corp acquired 100% ownership in Western Integrated Care, LLC ("WIC") for a base purchase price of $4,000. WIC offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment.

On August 11, 2021, Trean Corp sold its remaining ownership interest in TRI for $1,888.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2021 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included herein and the audited consolidated financial statements and notes included in our 2020 Form 10-K. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in Item 1A — "Risk Factors" in our 2020 Form 10-K. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we," "us," "our," "the Company," "Trean," or similar terms refer to (i) Trean, BIC and their subsidiaries before the consummation of the reorganization transactions in anticipation of our IPO, and (ii) to Trean Insurance Group, Inc. and its subsidiaries after such reorganization transactions, unless the context otherwise requires. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock.

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

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions, which in many cases are beyond our control, as described in "Item 1A — Risk Factors," and elsewhere in this Quarterly Report on Form 10-Q. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in the future that could have material effects on our business, operations and financial condition. We cannot assure you that the results, events and circumstances reflected in the forward looking statements reflected in this Quarterly Report on Form 10-Q and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward looking statements.

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

Initial Public Offering and Reorganization

On July 20, 2020, Trean Insurance Group, Inc. closed the sale of 10,714,286 shares of its common stock in its IPO, comprised of 7,142,857 shares issued and sold by Trean Insurance Group, Inc. and 3,571,429 shares sold by selling stockholders. On July 22, 2020, Trean Insurance Group, Inc. closed the sale of an additional 1,207,142 shares by certain selling stockholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The aggregate proceeds to the Company from all shares sold by the Company in the IPO were approximately $107,142 and the aggregate IPO proceeds from all shares sold by the selling stockholders in the IPO were approximately $71,678. The shares began trading on the Nasdaq Global Select Market on July 16, 2020 under the symbol "TIG."

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

Secondary Offering of Common Stock

On May 19, 2021, Trean Insurance Group, Inc. closed the sale of 5,000,000 shares of its common stock, comprised entirely of shares sold by selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders in this offering. As a result of this offering, the Altaris Funds no longer beneficially own more than 50% of the outstanding common stock of the Company.

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

Acquisition of 7710

Effective October 1, 2020, Benchmark Holding Company acquired 100% ownership of 7710 Insurance Company as well as its associated program manager and agency, 7710 Service Company, LLC and Creekwood Insurance Agency, LLC for a purchase price of $12,140. 7710 Insurance Company underwrites workers' compensation primarily for emergency services, including firefighters and EMS. 7710 Insurance Company focuses on reducing costs and claims through the implementation of a propriety safety preparedness and loss control program, created and staffed by experienced firefighters and EMS professionals.

Embedded Derivatives

During the second quarter of 2021, the Company determined that its funds held agreements with reinsurers contain embedded derivatives relating to a total return swap on the underlying investments. As a result, the Company will now report the change in fair value of the embedded derivatives in gains (losses) on embedded derivatives in the condensed consolidated and combined statements of operations. In addition, investment earnings credited to the funds withheld accounts will be reported in gains (losses) on embedded derivatives in the condensed consolidated and combined statements of operations, whereas previously these were reported as an offset to net investment income. While the prior period amounts have been corrected for comparability, the correction was not material to the previously reported condensed consolidated and condensed combined financial statements.

Coronavirus ("COVID-19") Impact

We are monitoring the impact of the ongoing continuation of the COVID-19 pandemic on our business, including how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations.

Workforce Operations

Following the emergence of the COVID-19 pandemic in early 2020, we took a number of actions to protect the health of the public and our employees and to comply with directives and advice of governmental authorities and public health experts. We responded by developing a Preparedness Plan that outlined both corporate-wide and location-specific modifications to working conditions and operations in our offices. This multi-faceted plan included elements such as restricting business travel and transitioning from an office-based company to primarily a remote working culture. As most of our employees already had secure remote working connections, we took additional measures to ensure all employees who wanted or needed to work remotely were able to do so securely with limited connectivity disruption. We also provided our employees education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely in conjunction with the goal of serving the operational needs of a remote workforce and continuing to serve our customers. We implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. As state, city and county guidelines progress, we have implemented new health and safety in-office procedures and have launched our "Return to Office" plan to transition our workforce back to working in our offices while continuing to monitor the progression of the COVID-19 Delta Variant.

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue in the first six months of 2021 as a result of the COVID-19 pandemic. Less than 20.0% of our business falls under hospitality, healthcare, and education, where the majority of layoffs in response to the pandemic have occurred so far. During the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, gross written premiums increased 42.8%, primarily driven by growth in our existing Program Partner business as well as the addition of new Program Partners, and gross earned premiums increased 38.1%, primarily driven by the increase in gross written premiums. During the six months ended June 30, 2021, compared to the six months ended June 30, 2020, gross written premiums increased by 39.5% and gross earned premiums increased by 32.9%, primarily driven by both significant growth in our existing Program Partner business as well as the addition of new Program Partners. Because a majority of our gross written premiums are related to workers’ compensation insurance, we expect that future revenue trends could be impacted by higher unemployment rates as businesses slowly restart or if unemployment levels continue to trend high over the balance of 2021 and possibly beyond. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.

We also have not experienced a material impact in our reported claims or incurred losses in the first six months of 2021 as a result of the COVID-19 pandemic. Losses and LAE increased $17,542, or 144.0%, to $29,725 for the three months ended June 30, 2021, compared to $12,183 for the three months ended June 30, 2020. On a year-to-date basis, loss and LAE increased $29,489, or 117.4%, to $54,606 for the six months ended June 30, 2021, compared to $25,117 for the six months ended June 30, 2020, with the increase primarily attributable to the growth in earned premiums during the period. In addition, our loss ratio increased to 62.0% and 61.3%, respectively, during the three and six months ending June 30, 2021 from 57.0% and 57.3%, respectively, for the comparable 2020 periods, attributable primarily to losses incurred on our workers' compensation line of business as well as property losses incurred during the first quarter.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and, as such, our investment portfolio has limited exposure to the recent equity market volatility. For the six months ended June 30, 2021, we experienced a slight decrease of $6,251, or 1.5%, in the fair value of our investment portfolio due to a reduction in unrealized gains on the value of our fixed maturity investments. The decline in the fair value of our fixed maturity investments is primarily attributable to rising interest rates following 2020 COVID-19 driven lower rates as opposed to underlying credit risk within our investment portfolio. If there were to be continued equity and debt financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded during the balance of the year. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

Other Concerns

Adverse events such as adverse changes in the overall public health environment resulting from changing infection patterns and other factors, variant strains of COVID-19, health-related concerns about working in our offices, ongoing restrictions on travel, the potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.

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

Net investment income: We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturities, including other investments and short-term investments. Our net investment income includes interest income on our invested assets as well as unrealized gains and losses on our equity portfolio.

Net realized capital gains/losses: Net realized capital gains/losses are a function of the difference between the amount received by us on the sale of a security and the security’s recorded value as well as any "other-than-temporary impairments" relating to fixed maturity investments recognized in earnings.

Other revenue: Other revenue includes brokerage, third-party administrative, management and consulting and other fee-based revenues, which are commonly based on written premiums.

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

Gains (losses) on embedded derivatives: Gains (losses) on embedded derivatives consists of realized and unrealized gains and losses on investments held under reinsurance agreements.

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

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash stock compensation, gains and losses on embedded derivatives, interest expense, other revenue and other income and expenses. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of certain items, including the consummation of the reorganization transactions in connection with our IPO, noncash intangible asset amortization and stock compensation, noncash unrealized gains and losses on embedded derivatives, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted net income to net income in accordance with GAAP.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2021	2020
Revenues
Gross written premiums	$156,551	$109,612	$46,939	42.8%
Increase in gross unearned premiums	(17,927)	(9,265)	(8,662)	93.5%
Gross earned premiums	138,624	100,347	38,277	38.1%
Ceded earned premiums	(90,681)	(78,968)	(11,713)	14.8%
Net earned premiums	47,943	21,379	26,564	124.3%
Net investment income	2,103	2,525	(422)	(16.7)%
Net realized capital gains (losses)	10	(4)	14	NM
Other revenue	1,229	1,530	(301)	(19.7)%
Total revenue	51,285	25,430	25,855	101.7%
Expenses
Losses and loss adjustment expenses	29,725	12,183	17,542	144.0%
General and administrative expenses	15,267	8,293	6,974	84.1%
Other expenses	845	—	845	NM
Intangible asset amortization	1,413	23	1,390	NM
Noncash stock compensation	419	—	419	NM
Interest expense	425	501	(76)	(15.2)%
Total expenses	48,094	21,000	27,094	129.0%
Gains (losses) on embedded derivatives	(686)	(3,991)	3,305	(82.8)%
Other income	35	40	(5)	(12.5)%
Income before taxes	2,540	479	2,061	NM
Income tax expense	414	351	63	17.9%
Equity earnings in affiliates, net of tax	—	1,230	(1,230)	(100.0)%
Net income	$2,126	$1,358	$768	56.6%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Three Months Ended June 30,
(in thousands, except for percentages)	2021	2020
Key metrics:
Underwriting income(1)	$2,951	$903
Adjusted net income(1)	$4,316	$4,789
Loss ratio	62.0%	57.0%
Expense ratio	31.8%	38.8%
Combined ratio	93.8%	95.8%
Return on equity	2.0%	3.8%
Adjusted return on equity(1)	4.2%	13.2%
Return on tangible equity(1)	4.2%	3.8%
Adjusted return on tangible equity(1)	8.6%	13.6%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $46,939, or 42.8%, to $156,551 for the three months ended June 30, 2021, compared to $109,612 for the three months ended June 30, 2020. The increase is primarily attributable to the growth in our existing Program Partner business, the addition of new Program Partners added since the second quarter of 2020 and the acquisition of 7710 Insurance Company in the fourth quarter of 2020. The changes in gross written premiums were most notably due to the following lines of business:

Workers' compensation represented 60.0% of our gross written premiums for the three months ended June 30, 2021, compared to 75.9% for the three months ended June 30, 2020. For the three months ended June 30, 2021, gross written premiums for workers' compensation increased by $10,815, or 13.0%, compared to the same period in 2020.

All other non-workers' compensation liability, which primarily includes commercial auto, homeowners, other liability and accident & health lines of business, represented 40.0% of our gross written premiums for the three months ended June 30, 2021, compared to 24.1% for the three months ended June 30, 2020. For the three months ended June 30, 2021, gross written premiums for all other non-workers' compensation liability increased $36,124, or 136.6%, compared to the same period in 2020.

Gross earned premiums: Gross earned premiums increased $38,277, or 38.1%, to $138,624 for the three months ended June 30, 2021, compared to $100,347 for the three months ended June 30, 2020. The increase is a result of the increase in gross written premiums, offset by the increase in gross unearned premiums of $8,662, driven by the overall growth in premiums, which are largely unearned as of June 30, 2021. Gross earned premiums as a percentage of gross written premiums decreased to 88.5% for the three months ended June 30, 2021, compared to 91.5%, for the three months ended June 30, 2020.

Ceded earned premiums: Ceded earned premiums increased $11,713, or 14.8%, to $90,681 for the three months ended June 30, 2021, compared to $78,968 for the three months ended June 30, 2020. The increase in ceded earned premiums is primarily due to the addition of new Program Partners since the second quarter of 2020 whose premiums are largely ceded. The total ceded earned premiums as a percentage of gross earned premiums decreased to 65.4% for the three months ended June 30, 2021, compared to 78.7% for the three months ended June 30, 2020, primarily driven by the Company's retention of a larger portion of gross written premiums.

Net earned premiums: Net earned premiums increased $26,564, or 124.3%, to $47,943 for the three months ended June 30, 2021, compared to $21,379 for the three months ended June 30, 2020. The increase is primarily due to the increase in gross written and earned premiums described above, offset by the increase in ceded earned premiums over the three months ended June 30, 2021.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended June 30,			Percentage Change (1)
(in thousands, except percentages)	2021	2020	Change
Revenues:
Gross written premiums	$156,551	$109,612	$46,939	42.8%
Increase in gross unearned premiums	(17,927)	(9,265)	(8,662)	93.5%
Gross earned premiums	138,624	100,347	38,277	38.1%
Ceded earned premiums	(90,681)	(78,968)	(11,713)	14.8%
Net earned premiums	$47,943	$21,379	$26,564	124.3%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Net investment income: Net investment income decreased $422, or 16.7%, to $2,103 for the three months ended June 30, 2021, compared to $2,525 for the three months ended June 30, 2020. The decrease is due primarily to a reduction in income from funds held investments.

Net realized capital gains: Net realized capital gains increased $14 to $10 for the three months ended June 30, 2021, compared to net capital losses of $4 for the three months ended June 30, 2020.

Other revenue: Other revenue decreased $301, or 19.7%, to $1,229 for the three months ended June 30, 2021, compared to $1,530 for the three months ended June 30, 2020. The decrease is driven by a reduction in management fees due to the expiration of a management contract at the end of the first quarter of 2021.

Losses and loss adjustment expenses: Losses and LAE increased $17,542, or 144.0%, to $29,725 for the three months ended June 30, 2021, compared to $12,183 for the three months ended June 30, 2020. The increase is directly attributable to the growth in earned premiums during the period as well as an increase in the Company's loss ratio experienced during the three months ended June 30, 2021. The Company's loss ratio increased to 62.0% for the three months ended June 30, 2021 compared to 57.0% for the three months ended June 30, 2020, primarily attributable to a number of unusually large losses experienced during the first half of 2021.

General and administrative expenses: General and administrative expenses increased $6,974, or 84.1%, to $15,267 for the three months ended June 30, 2021, compared to $8,293 for the three months ended June 30, 2020. This change resulted in a decrease in the Company's expense ratio to 31.8% for the three months ended June 30, 2021, compared to 38.8% for the three months ended June 30, 2020, a 700 basis point improvement. Net commissions increased $2,507, driven primarily by an increase in retention, partially offset by a reduction in our net commission rate. Insurance-related expenses increased $1,525, primarily as a result of an increase in gross earned premiums. General and administrative operating expenses increased $2,942, primarily as a result of (i) an increase in salaries and benefits of $2,416, of which $1,381 directly resulted from acquisitions made in the second half of 2020 and a general increase in workforce; (ii) an increase in office-related expenses and rent totaling $1,016 due to an increase in business insurance expense as well as the addition of new office locations; and (iii) additional IT software and systems costs totaling $490 related to new software implementation and automation initiatives; offset by a decrease in professional fees of $1,408 as a result of the Company's IPO readiness effort in 2020.

The table below shows the components of general and administrative expenses for the respective three month periods:

	Three Months Ended June 30,
	2021	2020	Change
Direct commissions	$27,602	$21,463	$6,139
Ceding commissions	(29,684)	(26,052)	(3,632)
Net commissions	(2,082)	(4,589)	2,507
Insurance-related expenses	5,149	3,624	1,525
General and administrative operating expenses	12,200	9,258	2,942
Total general and administrative expenses	$15,267	$8,293	$6,974

General and administrative expenses — % of gross written premiums	7.8%	8.4%
Retention rate (1)	34.6%	21.3%
Direct commission rate (2)	19.9%	21.4%
Ceding commission rate (3)	32.7%	33.0%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Other expenses: Other expenses were $845 for the three months ended June 30, 2021, which primarily relates to secondary offering costs of $555 and executive transition and other costs totaling $290.

Intangible asset amortization: Intangible asset amortization increased $1,390 to $1,413 for the three months ended June 30, 2021, compared to $23 for the three months ended June 30, 2020. The increase is driven by the addition of intangible assets acquired as a result of the purchase of the remaining equity interest of Compstar in the third quarter of 2020 and 7710 Insurance Company in the fourth quarter of 2020.

Noncash stock compensation: Noncash stock compensation was $419 for the three months ended June 30, 2021. Expenses incurred during the period related to restricted stock units and stock options granted under the Company's 2020 Omnibus Plan.

Gains (losses) on embedded derivatives: The Company recorded losses on embedded derivatives of $686 for the three months ended June 30, 2021, compared to $3,991 for the three months ended June 30, 2020. The decrease is primarily due to a reduction in unrealized losses on funds held investments of $2,823 and a reduction of expenses on funds held investments of $482.

Income tax expense: Income tax expense was $414 for the three months ended June 30, 2021, which resulted in an effective tax rate of 16.3%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the impact of tax exempt municipal income on the Company's investments. For the three months ended June 30, 2020 income tax expense was $351, which resulted in an effective tax rate of 73.3%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of state taxes and the deferred tax effect of a tax accounting method change on excess ceding commissions.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $1,230 to $0 for the three months ended June 30, 2021, compared to $1,230 for the three months ended June 30, 2020. This decrease is due to the reduction in the Company's share of earnings in Compstar of $1,230 as a result of the acquisition of the remaining ownership interest during the third quarter of 2020.

Consolidated Results of Operations for the Six Months Ended June 30, 2021 Compared to June 30, 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2021	2020
Revenues
Gross written premiums	$303,281	$217,471	$85,810	39.5%
Increase in gross unearned premiums	(36,358)	(16,638)	(19,720)	118.5%
Gross earned premiums	266,923	200,833	66,090	32.9%
Ceded earned premiums	(177,846)	(156,995)	(20,851)	13.3%
Net earned premiums	89,077	43,838	45,239	103.2%
Net investment income	4,375	6,770	(2,395)	(35.4)%
Net realized capital gains	23	3,230	(3,207)	(99.3)%
Other revenue	5,884	5,922	(38)	(0.6)%
Total revenue	99,359	59,760	39,599	66.3%
Expenses
Losses and loss adjustment expenses	54,606	25,117	29,489	117.4%
General and administrative expenses	27,158	16,442	10,716	65.2%
Other expenses	845	—	845	NM
Intangible asset amortization	2,827	34	2,793	NM
Noncash stock compensation	630	—	630	NM
Interest expense	852	962	(110)	(11.4)%
Total expenses	86,918	42,555	44,363	104.2%
Gains (losses) on embedded derivatives	1,990	(5,180)	7,170	(138.4)%
Other income	156	54	102	188.9%
Income before taxes	14,587	12,079	2,508	20.8%
Income tax expense	3,019	3,218	(199)	(6.2)%
Equity earnings in affiliates, net of tax	—	1,932	(1,932)	(100.0)%
Net income	$11,568	$10,793	$775	7.2%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Six Months Ended June 30,
(in thousands, except for percentages)	2021	2020
Key metrics:
Underwriting income(1)	$7,313	$2,279
Adjusted net income(1)	$12,425	$11,122
Loss ratio	61.3%	57.3%
Expense ratio	30.5%	37.5%
Combined ratio	91.8%	94.8%
Return on equity	5.6%	15.4%
Adjusted return on equity(1)	6.0%	15.8%
Return on tangible equity(1)	11.6%	15.8%
Adjusted return on tangible equity(1)	12.5%	16.2%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

Gross written premiums: Gross written premiums increased $85,810, or 39.5%, to $303,281 for the six months ended June 30, 2021, compared to $217,471 for the six months ended June 30, 2020. The increase is primarily attributable to the growth in our existing Program Partner business, the addition of new Program Partners added since the second quarter of 2020 and the acquisition of 7710 Insurance Company in the fourth quarter of 2020. The changes in gross written premiums were most notably due to the following lines of business:

Workers' compensation represented 63.7% of our gross written premiums for the six months ended June 30, 2021, compared to 79.3% for the six months ended June 30, 2020. For the six months ended June 30, 2021, gross written premiums for workers' compensation increased by $20,644, or 12.0%, compared to the same period in 2020.

All other non-workers' compensation liability, which primarily includes commercial auto, homeowners, other liability and accident & health lines of business, represented 36.3% of our gross written premiums for the six months ended June 30, 2021, compared to 20.7% for the six months ended June 30, 2020. For the six months ended June 30, 2021, gross written premiums for all other non-workers' compensation liability increased $65,166, or 145.0%, compared to the same period in 2020.

Gross earned premiums: Gross earned premiums increased $66,090, or 32.9%, to $266,923 for the six months ended June 30, 2021, compared to $200,833 for the six months ended June 30, 2020. The increase is a result of the increase in gross written premiums, offset by the increase in gross unearned premiums of $19,720, driven by the overall growth in premiums, which are largely unearned as of June 30, 2021. Gross earned premiums as a percentage of gross written premiums decreased to 88.0% for the six months ended June 30, 2021, compared to 92.3% for the six months ended June 30, 2020.

Ceded earned premiums: Ceded earned premiums increased $20,851, or 13.3%, to $177,846 for the six months ended June 30, 2021, compared to $156,995 for the six months ended June 30, 2020. The increase in ceded earned premiums is primarily due to the addition of new Program Partners since the second quarter of 2020 whose premiums are largely ceded. The total ceded earned premiums as a percentage of gross earned premiums decreased to 66.6% for the six months ended June 30, 2021, compared to 78.2% for the six months ended June 30, 2020, primarily driven by the Company's retention of a larger portion of gross written premiums.

Net earned premiums: Net earned premiums increased $45,239, or 103.2%, to $89,077 for the six months ended June 30, 2021, compared to $43,838 for the six months ended June 30, 2020. The increase is primarily due to the increase in gross written and earned premiums described above, offset by the increase in ceded earned premiums over the six months ended June 30, 2021.

The table below shows the total premiums earned on a gross and net basis for the respective six-month periods:

	Six Months Ended June 30,			Percentage Change (1)
(in thousands, except percentages)	2021	2020	Change
Revenues:
Gross written premiums	$303,281	$217,471	$85,810	39.5%
Increase in gross unearned premiums	(36,358)	(16,638)	(19,720)	118.5%
Gross earned premiums	266,923	200,833	66,090	32.9%
Ceded earned premiums	(177,846)	(156,995)	(20,851)	13.3%
Net earned premiums	$89,077	$43,838	$45,239	103.2%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Net investment income: Net investment income decreased $2,395, or 35.4%, to $4,375 for the six months ended June 30, 2021, compared to $6,770 for the six months ended June 30, 2020. The decrease is primarily attributable to the fair value re-measurement and common stock investment reclassification of the Company's investment in TRI during the first quarter of 2020, which was previously classified as an equity method investment, which resulted in an unrealized gain of $2,000.

Net realized capital gains: Net realized capital gains decreased $3,207 to $23 for the six months ended June 30, 2021, compared to $3,230 for the six months ended June 30, 2020. The decrease is primarily due to the recording of a $3,115 realized gain on the sale of a portion of the Company's investment in TRI during the first quarter of 2020.

Other revenue: Other revenue decreased $38, or 0.6%, to $5,884 for the six months ended June 30, 2021, compared to $5,922 for the six months ended June 30, 2020. The decrease is driven by a decrease in brokerage and management fees, partially offset by an increase in consulting and other fee-based revenue.

Losses and loss adjustment expenses: Losses and LAE increased $29,489, or 117.4%, to $54,606 for the six months ended June 30, 2021, compared to $25,117 for the six months ended June 30, 2020. The increase is directly attributable to the growth in earned premiums during the period as well as an increase in the Company's loss ratio experienced during the six months ended June 30, 2021. The Company's loss ratio increased to 61.3% for the six months ended June 30, 2021 compared to 57.3% for the six months ended June 30, 2020, primarily attributable to a number of unusually large losses experienced during the first half of 2021.

General and administrative expenses: General and administrative expenses increased $10,716, or 65.2%, to $27,158 for the six months ended June 30, 2021, compared to $16,442 for the six months ended June 30, 2020. This change resulted in a decrease in the Company's expense ratio to 30.5% for the six months ended June 30, 2021, compared to 37.5% for the six months ended June 30, 2020, a 700 basis point improvement. Net commissions increased $1,641, driven primarily by an increase in retention, partially offset by a reduction in our net commission rate. Insurance-related expenses increased $1,864 primarily as a result of an increase in gross earned premiums. General and administrative operating expenses increased $7,211, primarily as a result of (i) an increase in salaries and benefits of $4,885, of which $2,756 directly resulted from acquisitions made in the second half of 2020 and a general increase in workforce; (ii) additional rent and office-related expenses totaling $1,786 due to an increase in business insurance expense as well as the addition of new office locations; and (iii) additional IT software and systems costs totaling $1,003 related to new software implementation and automation initiatives; offset by a decrease in professional fees of $975 as a result of the Company's IPO readiness effort in 2020.

The table below shows the components of general and administrative expenses for the respective six-month periods:

	Six Months Ended June 30,
	2021	2020	Change
Direct commissions	$50,710	$43,938	$6,772
Ceding commissions	(57,892)	(52,761)	(5,131)
Net commissions	(7,182)	(8,823)	1,641
Insurance-related expenses	9,425	7,561	1,864
General and administrative operating expenses	24,915	17,704	7,211
Total general and administrative expenses	$27,158	$16,442	$10,716

General and administrative expenses — % of gross written premiums	8.2%	8.1%
Retention rate (1)	33.4%	21.8%
Direct commission rate (2)	19.0%	21.9%
Ceding commission rate (3)	32.6%	33.6%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Other expenses: Other expenses were $845 for the six months ended June 30, 2021, which primarily relates to secondary offering costs of $555 and executive transition and other costs totaling $290.

Intangible asset amortization: Intangible asset amortization increased $2,793 to $2,827 for the six months ended June 30, 2021, compared to $34 for the six months ended June 30, 2020. The increase is driven by the addition of intangible assets acquired as a result of the purchase of the remaining equity interest of Compstar in the third quarter of 2020 and 7710 Insurance Company in the fourth quarter of 2020.

Noncash stock compensation: Noncash stock compensation was $630 for the six months ended June 30, 2021. Expenses incurred during the period related to restricted stock units and stock options granted under the Company's 2020 Omnibus Plan.

Gains (losses) on embedded derivatives: The Company recorded gains on embedded derivatives of $1,990 for the six months ended June 30, 2021, compared to losses of $5,180 for the six months ended June 30, 2020. The increase is driven primarily by an increase in unrealized gains on funds held investments of $6,396 as well as a reduction in expenses from funds held investments of $774.

Income tax expense: Income tax expense was $3,019 for the six months ended June 30, 2021, which resulted in an effective tax rate of 20.7%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the impact of tax-exempt municipal income on the Company's investments. For the six months ended June 30, 2020, income tax expense was $3,218, which resulted in an effective tax rate of 26.6%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of state taxes and the deferred tax effect of a tax accounting method change on excess ceding commissions.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $1,932 to $0 for the six months ended June 30, 2021, compared to $1,932 for the six months ended June 30, 2020. This decrease is due to the reduction in the Company's share of earnings in Compstar of $1,932 as a result of the acquisition of the remaining ownership interest during the third quarter of 2020.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash stock compensation, gains and losses on embedded derivatives, interest expense, other revenue and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense, other revenue and other income and expenses. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended June 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$2,126	$1,358	56.6%
Income tax expense	414	351	17.9%
Equity earnings in affiliates, net of tax	—	(1,230)	(100.0)%
Income before taxes	2,540	479	NM
Other revenue	(1,229)	(1,530)	(19.7)%
Gains (losses) on embedded derivatives	686	3,991	(82.8)%
Net investment income	(2,103)	(2,525)	(16.7)%
Net realized capital gains (losses)	(10)	4	NM
Other expenses	845	—	NM
Interest expense	425	501	(15.2)%
Intangible asset amortization	1,413	23	NM
Noncash stock compensation	419	—	NM
Other income	(35)	(40)	(12.5)%
Underwriting income	$2,951	$903	NM

	Six Months Ended June 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$11,568	$10,793	7.2%
Income tax expense	3,019	3,218	(6.2)%
Equity earnings in affiliates, net of tax	—	(1,932)	(100.0)%
Income before taxes	14,587	12,079	20.8%
Other revenue	(5,884)	(5,922)	(0.6)%
Gains (losses) on embedded derivatives	(1,990)	5,180	(138.4)%
Net investment income	(4,375)	(6,770)	(35.4)%
Net realized capital gains	(23)	(3,230)	(99.3)%
Other expenses	845	—	NM
Interest expense	852	962	(11.4)%
Intangible asset amortization	2,827	34	NM
Noncash stock compensation	630	—	NM
Other income	(156)	(54)	188.9%
Underwriting income	$7,313	$2,279	NM

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Adjusted net income

We define adjusted net income as net income excluding the impact of certain items, including the consummation of the reorganization transactions in connection with our IPO, noncash intangible asset amortization and stock compensation, noncash unrealized gains and losses on embedded derivatives, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by eliminating the effects of these items. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three Months Ended June 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$2,126	$1,358	56.6%
Intangible asset amortization	1,413	23	NM
Noncash stock compensation	419	—	NM
Unrealized losses on embedded derivatives	167	2,990	(94.4)%
Other expenses	845	—	NM
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	—	442	(100.0)%
Expenses associated with IPO and other one-time legal and consulting expenses	—	788	(100.0)%
Expenses related to debt issuance costs	—	135	(100.0)%
Total adjustments	2,844	4,378	(35.0)%
Tax impact of adjustments	(654)	(947)	(30.9)%
Adjusted net income	$4,316	$4,789	(9.9)%

	Six Months Ended June 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$11,568	$10,793	7.2%
Intangible asset amortization	2,827	34	NM
Noncash stock compensation	630	—	NM
Unrealized (gains) losses on embedded derivatives	(3,189)	3,206	(199.5)%
Other expenses	845	—	NM
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	—	883	(100.0)%
Expenses associated with IPO and other one-time legal and consulting expenses	—	1,200	(100.0)%
Expenses related to debt issuance costs	—	135	(100.0)%
FMV adjustment of remaining investment in affiliate	—	(2,000)	(100.0)%
Net gain on purchase & disposal of affiliates	—	(3,115)	(100.0)%
Total adjustments	1,113	343	NM
Tax impact of adjustments	(256)	(14)	NM
Adjusted net income	$12,425	$11,122	11.7%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Adjusted return on equity calculation:
Numerator: adjusted net income	$4,316	$4,789	$12,425	$11,122
Denominator: average equity	415,159	144,733	413,725	140,450
Adjusted return on equity	4.2%	13.2%	6.0%	15.8%
Return on equity	2.0%	3.8%	5.6%	15.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Return on tangible equity calculation:
Numerator: net income	$2,126	$1,358	$11,568	$10,793
Denominator:
Average stockholders' equity	415,159	144,733	413,725	140,450
Less: average goodwill and other intangible assets	213,836	3,453	214,543	3,459
Average tangible stockholders' equity	201,323	141,280	199,182	136,991
Return on tangible equity	4.2%	3.8%	11.6%	15.8%
Return on equity	2.0%	3.8%	5.6%	15.4%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$4,316	$4,789	$12,425	$11,122
Denominator: average tangible equity	201,323	141,280	199,182	136,991
Adjusted return on tangible equity	8.6%	13.6%	12.5%	16.2%
Return on equity	2.0%	3.8%	5.6%	15.4%

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries: Benchmark, which is domiciled in Kansas and commercially domiciled in California; ALIC, which is domiciled in Utah; and 7710 Insurance Company, which is domiciled in South Carolina. Accordingly, the holding company may receive cash through: (i) loans from banks, (ii) draws on a revolving loan agreement, (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries, (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, pay taxes and for other general business purposes.

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

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholders' surplus. Kansas, Utah and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of June 30, 2021 and December 31, 2020, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of June 30, 2021, we had $101,361 in cash and cash equivalents, compared to $153,149 as of December 31, 2020.

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

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$22,820	$31,783
Investing activities	(65,599)	6,107
Financing activities	(625)	(8,886)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(43,404)	$29,004

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2021 was $22,820, compared to $31,783 for the same period in 2020. Net cash provided by operating activities includes net income as adjusted for depreciation and amortization, stock compensation, unrealized gains and losses on embedded derivatives, net capital gains and losses, bond amortization and accretion, the change in deferred income taxes and amortization of deferred financing costs. Net cash provided by operating activities for the six months ended June 30, 2021 reflects increases in unpaid loss and loss adjustment expenses of $44,742, unearned premiums of $36,401 and funds held under reinsurance agreements of $3,080; partially offset by increases in premiums and other receivables of $22,714, reinsurance recoverables of $18,730, prepaid reinsurance premiums of $13,033, other assets of $6,623 and decreases in reinsurance premiums payable of $5,388, accounts payable and accrued expenses of $4,011 and income taxes payable of $3,791. Unpaid loss and loss adjustment expenses and unearned premiums increased primarily due to an increase in gross written premiums. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. Other assets increased as a result of increases in our deferred acquisition costs and contract asset balances. Funds held under reinsurance agreements decreased due to an arbitration settlement in the fourth quarter of 2020, resulting in the non-cash transfer of certain investments held as collateral. Excluding non-cash transfers, funds held under reinsurance agreements increased as a result of an increase in gross written premium. Net cash provided by operating activities for the six months ended June 30, 2020 reflects distributions received from equity method investments and incremental cash received for operating assets and liabilities.

Investing Activities: Net cash used in investing activities for the six months ended June 30, 2021 was $65,599 compared to net cash provided by investing activities of $6,107 for the same period in 2020. Net cash used in investing activities for the six months ended June 30, 2021 includes $65,758 net cash used in the purchase and sale of investments, $73 in capital expenditures and $232 in cash received for the sale of equity method investments. Additionally, the six months ended June 30, 2021 includes non-cash transfers of investments to settle amounts owed for funds held for reinsurance agreements by $13,562 and accounts payable and accrued expenses by $26,211. Net cash provided by investing activities for the six months ended June 30, 2020 includes $4,644 net cash received from the purchase and sale of investments, $3,000 in cash received for the sale of equity method investments, $115 received for the return of capital on equity method investments, $1,098 in cash used in the acquisition of a subsidiary, net of cash received and $554 in capital expenditures.

Financing Activities: Net cash used in financing activities for the six months ended June 30, 2021 was $625 compared to $8,886 for the same period in 2020. Net cash used in financing activities for the six months ended June 30, 2021 primarily includes the principal payments made on the Company's debt. Net cash used in financing activities for the six months ended June 30, 2020 included $19,496 in distributions to pre-IPO unitholders, partially offset by $10,610 in cash provided by the Company's long-term debt, net of principal payments.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, Trean Corporation and Trean Compstar entered into a credit agreement with First Horizon Bank (formerly, First Tennessee Bank National Association) (the "2018 First Horizon Credit Agreement"), which included a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million.

On May 26, 2020, the Company entered into an Amended and Restated Credit Agreement with First Horizon Bank, which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. Borrowings under the facility are secured by substantially all of the assets of the Company other than Benchmark Holding Company and its subsidiaries. The loan has a variable interest rate of 3-month LIBOR plus 4.50%, which was 4.71% as of June 30, 2021 and 4.72% as of December 31, 2020 (under the 2018 First Horizon Credit Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

Reinsurance

We use reinsurance to convert underwriting risk to credit risk, protect the balance sheet, reduce earnings volatility and increase overall premium writing capacity. We utilize both quota share and excess of loss reinsurance to achieve these goals, usually in combination with each other. Quota share reinsurance involves the proportional sharing of premiums and losses. Under excess of loss reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit.

Quota share reinsurance

We utilize quota share reinsurance to: (i) cede premium to Program Partners (non-professional reinsurers) to transfer underwriting risk and align incentives, and (ii) cede premium to professional reinsurers to increase the amount of gross premiums we can write while managing net premiums written appropriately based on its capital base, A.M. Best rating and risk appetite. It is a core pillar of the Company's underwriting philosophy that Program Partners retain a significant portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs and leads to better underwriting results.

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

Contractual Obligations and Commitments

There have been no material changes in the Company's contractual obligations as of June 30, 2021 compared to December 31, 2020.

Financial condition

Stockholders' Equity

As of June 30, 2021, total stockholders' equity was $417,343, compared to $410,107 as of December 31, 2020, an increase of $7,236. The increase in stockholders' equity over the period was driven primarily by $6,612 of net comprehensive income.

We had $4,560 of unrecognized stock compensation as of June 30, 2021 related to non-vested stock compensation granted. The Company recognized $630 of stock compensation during the six months ended June 30, 2021.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $424,943 at June 30, 2021, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$28,510	$28,706
Foreign governments	2,599	2,600
States, territories and possessions	8,240	8,456
Political subdivisions of states, territories and possessions	31,120	32,166
Special revenue and special assessment obligations	90,047	93,441
Industrial and public utilities	101,624	105,987
Commercial mortgage-backed securities	12,032	13,129
Residential mortgage-backed securities	95,667	95,652
Other loan-backed securities	43,972	44,444
Hybrid securities	355	362
Total fixed maturities	414,166	424,943
Equity securities:
Preferred stock	243	235
Common stock	741	2,741
Total equity securities	984	2,976
Total investments	$415,150	$427,919

	December 31, 2020
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$17,471
Foreign governments	300	302
States, territories and possessions	7,500	7,774
Political subdivisions of states, territories and possessions	31,759	33,212
Special revenue and special assessment obligations	77,329	81,714
Industrial and public utilities	107,017	113,741
Commercial mortgage-backed securities	16,242	18,066
Residential mortgage-backed securities	91,478	93,017
Other loan-backed securities	39,293	39,945
Hybrid securities	356	362
Total fixed maturities	388,409	405,604
Equity securities:
Preferred stock	243	240
Common stock	1,554	3,534
Total equity securities	1,797	3,774
Total investments	$390,206	$409,378

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of June 30, 2021 and December 31, 2020 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	June 30, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$69,921	16.4%
AA	240,731	56.7%
A	80,405	18.9%
BBB	31,847	7.5%
BB	1,986	0.5%
Below investment grade	53	—%
Total fixed maturities	$424,943	100.0%

	December 31, 2020
(in thousands, except percentages)	Fair Value	% of Total
AAA	$59,887	14.8%
AA	224,371	55.3%
A	89,975	22.2%
BBB	29,404	7.2%
BB	1,921	0.5%
Below investment grade	46	—%
Total fixed maturities	$405,604	100.0%

Critical Accounting Policies and Estimates

The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include amounts based on the use of estimates and judgments of management.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk and equity rate risk, which are described in detail in Item 7A — "Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K. We do not have exposure to foreign currency exchange rate risk or commodity risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table sets forth information concerning purchases of our common stock for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - April 30, 2021	—	$—	—	—
May 1, 2021 - May 31, 2021	319	$17.83	—	—
June 1, 2021 - June 30, 2021	—	$—	—	—
	319		—

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

We received net proceeds from the sale of shares by us in the IPO of approximately $93.1 million after deducting underwriting discounts and commissions of $7.5 million and offering expenses of $6.5 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used the net proceeds from the sale of shares by us in the IPO to (i) redeem all $5.1 million aggregate liquidation preference of the Series B Nonconvertible Preferred Stock of our subsidiary Benchmark Holding Company, (ii) pay $7.7 million to redeem all outstanding Subordinated Notes, (iii) use $19.3 million to repay in full all outstanding term loan borrowings under the credit agreement with Oak Street Funding LLC, (iv) pay an aggregate one-time payment of approximately $7.6 million to Altaris Capital Partners, LLC in connection with the termination of our consulting and advisory agreements with Altaris Capital Partners, LLC and (v) pay an aggregate $3.1 million to certain pre-IPO unitholders and other employees in connection with the reorganization transactions and pursuant to the operating agreements for Trean and BIC. The remaining net proceeds were used for general corporate purposes, including to fund cash needs of our subsidiaries and to support the growth of our business. As of June 30, 2021, all net proceeds from the IPO had been utilized.

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

TREAN INSURANCE GROUP, INC.

Date:	August 13, 2021	By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2021	By:	/s/ Nicholas J. Vassallo
Nicholas J. Vassallo
Chief Financial Officer
(Principal Financial Officer)