Form 10-Q
period 2021-09-30
Trean Insurance Group, Inc.
filed 2021-11-12
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of November 5, 2021, there were 51,174,887 shares of the registrant's common stock outstanding.

TREAN INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Fixed maturities, at fair value (amortized cost of $417,288 and $388,409, respectively)	$425,596	$405,604
Preferred stock, at fair value (amortized cost of $243 and $243, respectively)	231	240
Common stock, at fair value (cost $741 and $1,554, respectively)	741	3,534
Equity method investments	—	232
Total investments	426,568	409,610
Cash and cash equivalents	134,821	153,149
Restricted cash	3,567	4,085
Accrued investment income	2,378	2,458
Premiums and other receivables	135,354	109,217
Income taxes receivable	1,393	1,322
Reinsurance recoverable	361,673	343,213
Prepaid reinsurance premiums	138,223	107,971
Deferred policy acquisition cost, net	8,966	1,332
Property and equipment, net	7,588	8,254
Right of use asset	5,028	6,338
Goodwill	142,141	140,640
Intangible assets, net	74,614	75,316
Other assets	10,124	6,878
Total assets	$1,452,438	$1,369,783
Liabilities
Unpaid loss and loss adjustment expenses	$510,792	$457,817
Unearned premiums	222,866	157,987
Funds held under reinsurance agreements	176,838	174,704
Reinsurance premiums payable	49,240	57,069
Accounts payable and accrued expenses	25,766	61,240
Lease liability	5,491	6,893
Deferred tax liability	8,233	12,329
Debt	30,920	31,637
Total liabilities	1,030,146	959,676
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,174,887 and 51,148,782 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	512	511
Additional paid-in capital	288,114	287,110
Retained earnings	127,146	109,060
Accumulated other comprehensive income	6,520	13,426
Total stockholders' equity	422,292	410,107
Total liabilities and stockholders' equity	$1,452,438	$1,369,783

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Gross written premiums	$177,624	$132,284	$480,905	$349,755
Increase in gross unearned premiums	(28,478)	(22,963)	(64,836)	(39,601)
Gross earned premiums	149,146	109,321	416,069	310,154
Ceded earned premiums	(97,191)	(81,465)	(275,037)	(238,460)
Net earned premiums	51,955	27,856	141,032	71,694
Net investment income	2,187	2,364	6,562	9,134
Gain on revaluation of Compstar investment	—	69,846	—	69,846
Net realized capital gains	49	115	72	3,345
Other revenue	2,799	5,401	8,683	11,323
Total revenue	56,990	105,582	156,349	165,342
Expenses
Losses and loss adjustment expenses	32,129	15,564	86,735	40,681
General and administrative expenses	13,788	6,995	40,946	23,437
Other expenses	—	11,054	845	11,054
Intangible asset amortization	1,499	1,120	4,326	1,154
Noncash stock compensation	468	307	1,098	307
Interest expense	419	520	1,271	1,482
Total expenses	48,303	35,560	135,221	78,115
Gains (losses) on embedded derivatives	(121)	(367)	1,869	(5,547)
Other income	35	209	191	263
Income before taxes	8,601	69,864	23,188	81,943
Income tax expense	2,083	817	5,102	4,035
Equity earnings in affiliates, net of tax	—	401	—	2,333
Net income	$6,518	$69,448	$18,086	$80,241
Earnings per share:
Basic	$0.13	$1.42	$0.35	$1.94
Diluted	$0.13	$1.42	$0.35	$1.94
Weighted average shares outstanding:
Basic	51,171,416	49,054,441	51,157,726	41,304,132
Diluted	51,171,416	49,056,001	51,172,602	41,304,652

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$6,518	$69,448	$18,086	$80,241
Other comprehensive gain (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	(2,419)	546	(8,670)	8,781
Income tax expense (benefit)	(508)	115	(1,821)	1,842
Unrealized investment gains (losses), net of tax	(1,911)	431	(6,849)	6,939
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	49	114	72	232
Income tax expense	10	24	15	49
Total reclassifications included in net income, net of tax	39	90	57	183
Other comprehensive income (loss)	(1,950)	341	(6,906)	6,756
Total comprehensive income	$4,568	$69,789	$11,180	$86,997

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock
For the Three and Nine Months Ended September 30, 2021 and 2020
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	51,157,004	$511	$287,734	$8,470	$120,628	$417,343
Stock compensation expense	—	—	468	—	—	468
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	17,883	1	(88)	—	—	(87)
Other comprehensive income	—	—	—	(1,950)	—	(1,950)
Net income	—	—	—	—	6,518	6,518
Balance at September 30, 2021	51,174,887	$512	$288,114	$6,520	$127,146	$422,292

			Members' Equity
	Redeemable Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at June 30, 2020	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	235,905	$236	—	$—	$16,542	$12,915	$31,349	$139,284
Issuance of Class C units	—	—	—	—	—	—	—	—	157,270	157	—	—	—	—	—	157
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Redemption of Series B Redeemable Preferred Stock	(51)	(5,100)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate recapitalization	—	—	(65,036,780)	(65,037)	(5,045,215)	(5,045)	(8,159,775)	(8,160)	(393,175)	(393)	37,386,394	374	78,261	—	—	—
Issuance of common shares for acquisition of Compstar	—	—	—	—	—	—	—	—	—	—	6,613,606	66	99,138	—	—	99,204
Proceeds from common stock sold in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	7,142,857	71	93,068	—	—	93,139
Common stock issuances pursuant to equity compensation awards	—	—	—	—	—	—	—	—	—	—	5,925	—	(82)	—	—	(82)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	341	—	341
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	69,448	69,448
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	51,148,782	$511	$287,234	$13,256	$100,752	$401,753

See accompanying notes to the condensed consolidated financial statements.

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	51,148,782	$511	$287,110	$13,426	$109,060	$410,107
Stock compensation expense	—	—	1,098	—	—	1,098
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	26,105	1	(94)	—	—	(93)
Other comprehensive loss	—	—	—	(6,906)	—	(6,906)
Net income	—	—	—	—	18,086	18,086
Balance at September 30, 2021	51,174,887	$512	$288,114	$6,520	$127,146	$422,292

			Members' Equity
	Redeemable Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at December 31, 2019	51	$5,100	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	—	$—	$17,995	$6,500	$38,682	$141,615
Issuance of Class C units	—	—	—	—	—	—	—	—	196,587	197	—	—	—	—	—	197
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	(1,453)	—	(18,043)	(19,496)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(128)	(128)
Redemption of Series B Redeemable Preferred Stock	(51)	(5,100)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate recapitalization	—	—	(65,036,780)	(65,037)	(5,045,215)	(5,045)	(8,159,775)	(8,160)	(393,175)	(393)	37,386,394	374	78,261	—	—	—
Issuance of common shares for acquisition of Compstar	—	—	—	—	—	—	—	—	—	—	6,613,606	66	99,138	—	—	99,204
Proceeds from common stock sold in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	7,142,857	71	93,068	—	—	93,139
Common stock issuances pursuant to equity compensation awards	—	—	—	—	—	—	—	—	—	—	5,925	—	(82)	—	—	(82)
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	307	—	—	307
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	6,756	—	6,756
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	80,241	80,241
Balance at September 30, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	51,148,782	$511	$287,234	$13,256	$100,752	$401,753

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$18,086	$80,241
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,123	1,823
Stock compensation	1,098	307
Unrealized (gains) losses on embedded derivatives	(3,761)	3,066
Net capital gains	(72)	(5,242)
Gain on revaluation of Compstar	—	(69,846)
Bond amortization and accretion	1,715	1,465
Issuance of member units as compensation	—	197
Equity earnings in affiliates, net of tax	—	(2,333)
Distributions from equity method investments	—	2,953
Deferred income taxes	(2,259)	(317)
Deferred financing costs	126	90
Changes in operating assets and liabilities:
Accrued investment income	80	50
Premiums and other receivables	(25,167)	(13,308)
Reinsurance recoverable on paid and unpaid losses	(18,460)	(43,087)
Prepaid reinsurance premiums	(30,252)	(23,841)
Right of use asset	1,444	(5,538)
Other assets	(10,863)	(8,729)
Unpaid loss and loss adjustment expenses	52,975	58,787
Unearned premiums	64,879	39,601
Funds held under reinsurance agreements	19,585	(5,942)
Reinsurance premiums payable	(7,829)	6,136
Accounts payable and accrued expenses	(11,430)	11,448
Lease liability	(1,537)	5,752
Income taxes payable	(71)	(1,525)
Net cash provided by operating activities	53,410	32,208
Investing activities
Payments for capital expenditures	(92)	(665)
Proceeds from sale of equity method investment	—	3,000
Return of capital on equity method investment	232	115
Purchase of investments, available for sale	(129,474)	(84,125)
Proceeds from investments sold, matured or repaid	61,998	89,374
Acquisition of subsidiary, net of cash received	(3,795)	(1,098)
Cash received in the acquisition of Compstar	—	11,891
Net cash provided by (used in) investing activities	(71,131)	18,492
Financing activities
Shares redeemed for payroll taxes	(94)	(82)
Proceeds from initial public offering	—	99,643
Deferred offering costs	—	(5,839)
Proceeds from credit agreement	—	32,453
Principal payments on debt	(1,031)	(41,789)
Buyback of preferred shares	—	(5,100)
Distribution to members	—	(19,496)
Dividends paid on preferred stock	—	(128)
Net cash provided by (used in) financing activities	(1,125)	59,662
Net increase (decrease) in cash, cash equivalents and restricted cash	(18,846)	110,362
Cash, cash equivalents and restricted cash – beginning of period	157,234	76,068
Cash, cash equivalents and restricted cash – end of period	$138,388	$186,430

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	September 30,
Disaggregation of cash and restricted cash:	2021	2020
Cash and cash equivalents	$134,821	$165,255
Restricted cash	3,567	21,175
Total cash, cash equivalents and restricted cash	$138,388	$186,430

	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2021	2020
Cash paid during the year for:
Interest	$1,145	$1,391
Income taxes	7,395	5,809
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	319	8,245
Non-cash transfer of investments to settle funds held for reinsurance	13,562	—
Non-cash transfer of investments to settle amounts held for others in accounts payable	26,211	—
Contingent consideration for the acquisition of subsidiary	1,500	—
Shares issued for the acquisition of subsidiary	—	99,204
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,824	1,484

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

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

The Company's wholly owned subsidiaries include: (a) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company ("Benchmark"), a property and casualty insurance company domiciled in the state of Kansas, American Liberty Insurance Company ("ALIC"), a property and casualty insurance company domiciled in the state of Utah, and 7710 Insurance Company, a property and casualty insurance company domiciled in the state of South Carolina; (b) Trean Compstar Holdings, LLC, a limited liability company created originally for the purchase of Compstar Insurance Services LLC, a California-based general agency; and (c) Trean Corporation ("Trean Corp"), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: Trean Reinsurance Services, LLC, a reinsurance intermediary broker; Benchmark Administrators LLC, a claims third-party administrator; Western Integrated Care, LLC, a managed care organization; and Westcap Insurance Services, LLC, a managing general agent based in California.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not contain all of the information included in the Company's annual consolidated financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

During the second quarter of 2021, the Company determined that its funds held agreements with reinsurers contain embedded derivatives relating to a total return swap on the underlying investments. As a result, the Company has revised the presentation of its financial results to report the change in fair value of the embedded derivatives in gains (losses) on embedded derivatives in the condensed consolidated and combined statements of operations. In addition, investment earnings credited to the funds withheld accounts are reported in gains (losses) on embedded derivatives in the condensed consolidated and combined statements of operations, whereas previously these were reported as an offset to net investment income. While the prior period amounts have been corrected for comparability, the correction was not material to the previously reported condensed consolidated and condensed combined financial statements. The impact of the prior period corrections on the condensed consolidated balance sheet and the related components of stockholders' equity is as follows:

	December 31, 2020			September 30, 2020
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Retained earnings	$112,959	$(3,899)	$109,060	$104,853	$(4,101)	$100,752
Accumulated other comprehensive income	9,527	3,899	13,426	9,155	4,101	13,256

	June 30, 2020			December 31, 2019
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Retained earnings	$35,561	$(4,212)	$31,349	$40,361	$(1,679)	$38,682
Accumulated other comprehensive income	8,703	4,212	12,915	4,821	1,679	6,500

The impact of the prior period corrections on the condensed consolidated statements of operations and other comprehensive income is as follows:

	Three Months Ended September 30, 2020
	Previously reported	Adjustment	As adjusted
Net investment income	$1,857	$507	$2,364
Total revenue	105,075	507	105,582
Gains (losses) on embedded derivatives	—	(367)	(367)
Income before taxes	69,724	140	69,864
Income tax expense	788	29	817
Net income	$69,337	$111	$69,448

Earnings per share:
Basic	$1.41	$0.01	$1.42
Diluted	$1.41	$0.01	$1.42

Other comprehensive income, net of tax
Unrealized investment gains:
Unrealized investment gains arising during the period	$686	$(140)	$546
Income tax expense	144	(29)	115
Unrealized investment gains, net of tax	542	(111)	431
Other comprehensive income	$452	$(111)	$341

	Nine Months Ended September 30, 2020
	Previously reported	Adjustment	As adjusted
Net investment income	$6,653	$2,481	$9,134
Total revenue	162,861	2,481	165,342
Gains (losses) on embedded derivatives	—	(5,547)	(5,547)
Income before taxes	85,009	(3,066)	81,943
Income tax expense	4,679	(644)	4,035
Net income	$82,663	$(2,422)	$80,241

Earnings per share:
Basic	$2.00	$(0.06)	$1.94
Diluted	$2.00	$(0.06)	$1.94

Other comprehensive income, net of tax
Unrealized investment gains:
Unrealized investment gains arising during the period	$5,715	$3,066	$8,781
Income tax expense	1,198	644	1,842
Unrealized investment gains, net of tax	4,517	2,422	6,939
Other comprehensive income	$4,334	$2,422	$6,756

The correction of the prior period amounts had no impact on total operating, investing, and financing activities as presented on the Company’s condensed consolidated statements of cash flows during the nine months ended September 30, 2020. In conjunction with the correction of the prior period amounts, the fair value leveling table as of December 31, 2020 in Note 3 was corrected from $174,704, which represented the total funds withheld under reinsurance agreements liability, to $4,937, which relates only to the fair value of the embedded derivative; the net investment income table in Note 4 was corrected to incorporate the income from funds held investments of $507 and $2,481 for the three and nine months ended September 30, 2020, respectively; the effective tax rate in Note 8 was corrected from 1.1% to 1.2% for the three months ended September 30, 2020 and from 5.5% to 4.9% for the nine months ended September 30, 2020; and Note 14 has been corrected to reflect the changes to other comprehensive income described above.

Use of estimates

While preparing the condensed consolidated financial statements, the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require extensive use of estimates include the reserves for unpaid losses and loss adjustment expenses ("LAE"), reinsurance recoveries, investments, goodwill and other intangible assets. Except for the captions on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income, generally, the term loss(es) is used to collectively refer to both loss and LAE.

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

Note 2. Acquisitions
Western Integrated Care

Effective July 6, 2021, Trean Corp acquired 100% ownership of Western Integrated Care, LLC ("WIC") for a total purchase price of $5,500, which includes $1,500 that is contingent on WIC's future earnings, as defined in the agreement. WIC is a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment. The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date:

Fair value of total consideration transferred	$5,500
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	205
Premiums and other receivables	1,025
Property and equipment, net	39
Right of use asset	135
Goodwill	1,501
Intangible assets, net	3,624
Other assets	16
Accounts payable and accrued expenses	(667)
Lease liability	(135)
Debt	(243)
Net assets acquired	$5,500

The assessment of fair value, the determination of deferred taxes and other payables and receivables are preliminary and are based on the information that was available at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation of purchase price to intangible assets, goodwill, deferred tax assets, and liabilities and other payables and receivables is preliminary and, therefore, subject to adjustment in future periods.

The Company recorded $1,501 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce, the expected growth resulting from the acquisition, and synergies gained to assist in reducing operating expenses.

The Company also recorded preliminary intangible assets totaling $3,624, which are comprised of the following:

	Useful Life	Balance
Trade name	2 years	$28
Non-compete agreements	5 years	256
Customer relationships	12 years	3,340
Total intangible assets		$3,624

The operating results of WIC have been included in the condensed consolidated financial statements of the Company since July 6, 2021, the date of acquisition, and were immaterial to the condensed consolidated financial statements.

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

The Company also recorded intangible assets totaling $3,299, which are comprised of the following:

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

The Company recorded $134,428 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce, the expected growth resulting from the acquisition, and synergies gained through the reduction of operating expenses.

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

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$26,773	$174	$—	$26,947
Foreign governments	—	2,500	—	2,500
States, territories and possessions	—	8,116	—	8,116
Political subdivisions of states territories and possessions	—	32,552	—	32,552
Special revenue and special assessment obligations	—	91,568	—	91,568
Industrial and public utilities	—	100,815	—	100,815
Commercial mortgage-backed securities	—	104,435	—	104,435
Residential mortgage-backed securities	—	16,006	—	16,006
Other loan-backed securities	—	42,545	—	42,545
Hybrid securities	—	112	—	112
Total fixed maturities	26,773	398,823	—	425,596
Equity securities:
Preferred stock	—	231	—	231
Common stock	—	741	—	741
Total equity securities	—	972	—	972
Total investments	$26,773	$399,795	$—	$426,568

Embedded derivatives on funds held under reinsurance agreements	$85	$1,089	$—	$1,174
Debt	—	31,538	—	31,538

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$17,471	$—	$—	$17,471
Foreign governments	—	302	—	302
States, territories and possessions	—	7,774	—	7,774
Political subdivisions of states, territories and possessions	—	33,212	—	33,212
Special revenue and special assessment obligations	—	81,714	—	81,714
Industrial and public utilities	—	113,741	—	113,741
Commercial mortgage-backed securities	—	18,066	—	18,066
Residential mortgage-backed securities	—	93,017	—	93,017
Other loan-backed securities	—	39,945	—	39,945
Hybrid securities	—	362	—	362
Total fixed maturities	17,471	388,133	—	405,604
Equity securities:
Preferred stock	—	240	—	240
Common stock	958	576	2,000	3,534
Total equity securities	958	816	2,000	3,774
Total investments	$18,429	$388,949	$2,000	$409,378

Embedded derivatives on funds held under reinsurance agreements	$176	$4,761	$—	$4,937
Debt	—	32,381	—	32,381

Bonds and equity securities: The Company, in conjunction with its third-party pricing service provider, uses a variety of sources to estimate the fair value of investments such as Reuters, Iboxx, PricingDirect, ICE BofAML Index, ICE Data Services, and for equities, Bloomberg. Equity securities are valued at the closing price on the exchange on which they are primarily traded as provided by a third-party pricing service. Fixed income securities are generally valued at an evaluated bid as provided by a third-party pricing service. Securities and other assets generally valued using third-party pricing services may also be valued at broker/dealer bid quotations. Values obtained from third-party pricing services can utilize several data sources for inputs such as transaction data, yield, quality, coupon rate, maturity, issue type, trading characteristics, and market activity. To validate the reasonableness of the quoted prices, the Company performs various qualitative and quantitative procedures such as analysis of recent trading activity, analytical review of fair values, and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

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

Note 4. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's investments are as follows:

	September 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$26,811	$165	$(29)	$26,947
Foreign governments	2,500	—	—	2,500
States, territories and possessions	7,937	191	(12)	8,116
Political subdivisions of states, territories and possessions	31,709	942	(99)	32,552
Special revenue and special assessment obligations	88,998	3,039	(469)	91,568
Industrial and public utilities	97,169	3,790	(144)	100,815
Commercial mortgage-backed securities	104,888	799	(1,252)	104,435
Residential mortgage-backed securities	15,010	996	—	16,006
Other loan-backed securities	42,161	407	(23)	42,545
Hybrid securities	105	7	—	112
Total fixed maturities available for sale	417,288	10,336	(2,028)	425,596
Equity securities:
Preferred stock	243	—	(12)	231
Common stock	741	—	—	741
Total equity securities	984	—	(12)	972
Total investments	$418,272	$10,336	$(2,040)	$426,568

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$336	$—	$17,471
Foreign governments	300	2	—	302
States, territories and possessions	7,500	274	—	7,774
Political subdivisions of states, territories and possessions	31,759	1,453	—	33,212
Special revenue and special assessment obligations	77,329	4,422	(37)	81,714
Industrial and public utilities	107,017	6,768	(44)	113,741
Commercial mortgage-backed securities	16,242	1,848	(24)	18,066
Residential mortgage-backed securities	91,478	1,626	(87)	93,017
Other loan-backed securities	39,293	719	(67)	39,945
Hybrid securities	356	6	—	362
Total fixed maturities available for sale	388,409	17,454	(259)	405,604
Equity securities:
Preferred stock	243	—	(3)	240
Common stock	1,554	2,053	(73)	3,534
Total equity securities	1,797	2,053	(76)	3,774
Total investments	$390,206	$19,507	$(335)	$409,378

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$6,802	$(29)	$—	$—	$6,802	$(29)
Foreign governments	—	—	—	—	—	—
States, territories and possessions	313	(12)	—	—	313	(12)
Political subdivisions of states, territories and possessions	10,171	(99)	—	—	10,171	(99)
Special revenue and special assessment obligations	25,038	(469)	—	—	25,038	(469)
Industrial and public utilities	15,978	(87)	967	(57)	16,945	(144)
Commercial mortgage-backed securities	74,540	(1,200)	3,598	(52)	78,138	(1,252)
Residential mortgage-backed securities	1,500	—	—	—	1,500	—
Other loan-backed securities	6,870	(5)	2,482	(18)	9,352	(23)
Hybrid securities	—	—	—	—	—	—
Total bonds	$141,212	$(1,901)	$7,047	$(127)	$148,259	$(2,028)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$4,518	$—	$—	$—	$4,518	$—
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	—	—	—	—	—	—
Special revenue and special assessment obligations	2,923	(37)	—	—	2,923	(37)
Industrial and public utilities	2,106	(44)	—	—	2,106	(44)
Commercial mortgage-backed securities	999	(24)	—	—	999	(24)
Residential mortgage-backed securities	8,811	(74)	262	(13)	9,073	(87)
Other loan-backed securities	2,037	(10)	9,036	(57)	11,073	(67)
Hybrid securities	250	—	—	—	250	—
Total bonds	$21,644	$(189)	$9,298	$(70)	$30,942	$(259)

The unrealized losses on the Company’s available for sale securities as of September 30, 2021 and December 31, 2020 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of September 30, 2021, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$6,101	$6,111
Due after one year but before five years	108,603	111,392
Due after five years but before ten years	71,941	75,073
Due after ten years	68,584	70,034
Commercial mortgage-backed securities	104,888	104,435
Residential mortgage-backed securities	15,010	16,006
Other loan-backed securities	42,161	42,545
Total	$417,288	$425,596

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities:
Gains	$52	$120	$150	$239
Losses	—	(6)	(75)	(7)
Total fixed maturities	52	114	75	232
Funds held investments:
Gains	110	—	110	—
Losses	(1)	—	(1)	—
Total funds held investments	109	—	109	—
Equity securities:
Equity method investments:
Gains	—	—	—	3,115
Losses	(112)	—	(112)	—
Total equity securities	(112)	—	(112)	3,115
Total net realized gains (losses)	$49	$114	$72	$3,347

Net investment income consists of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed maturities	$1,597	$1,804	$4,734	$4,684
Income on funds held investments	585	507	1,783	2,481
Preferred stock	5	19	41	39
Common stock	—	30	—	1,904
Interest earned on cash and short-term investments	—	4	4	26
Net investment income	$2,187	$2,364	$6,562	$9,134

Embedded derivatives

The Company enters into funds held contracts under reinsurance agreements which create embedded derivatives, which are measured at fair value. The embedded derivatives within our funds held under reinsurance agreements relate to a total return swap on the underlying investments. These embedded derivatives had no impact on total operating, investing and financing activities as presented on the Company’s condensed consolidated statements of cash flows during the three and nine months ended September 30, 2021 and 2020. Total funds held under reinsurance agreements includes the following:

	September 30, 2021	December 31, 2020
Funds held under reinsurance agreements, at cost	$175,664	$169,767
Embedded derivatives, at fair value	1,174	4,937
Total funds held under reinsurance agreements	$176,838	$174,704

Gains (losses) on embedded derivatives consists of the following for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value of embedded derivatives	$573	$140	$3,761	$(3,066)
Effect of net investment income on funds held investments	(585)	(507)	(1,783)	(2,481)
Effect of realized gains on funds held investments	(109)	—	(109)	—
Total gains (losses) on embedded derivatives	$(121)	$(367)	$1,869	$(5,547)

Note 5. Equity Method Investments
The Company held equity method investments in Compstar and Trean Intermediaries ("TRI"). Equity earnings and losses were reported in equity earnings in affiliates, net of tax on the condensed consolidated statements of operations.

On July 15, 2020, the Company purchased the remaining 55% ownership interest in Compstar and, as a result, Compstar is no longer recorded as an equity method investment. For the three and nine months ended September 30, 2020, the Company recorded earnings of $401 and $2,333, respectively, and received distributions of $540 and $2,842, respectively.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000 resulting in a remaining ownership interest of 10%. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115, which is included in net realized capital gains on the condensed consolidated statements of operations. The Company subsequently re-measured its TRI investment shares, resulting in an unrealized gain of $2,000, which is recorded in net investment income on the condensed consolidated statement of operations. The Company received distributions of $225 for the nine months ended September 30, 2020. The Company sold all of its remaining ownership interest in TRI during Q3 2021 for $1,888, resulting in a realized loss of $112, which is included in net realized capital gains on the condensed consolidated statement of operations.

Note 6. Debt
Debt consisted of the following:

	September 30, 2021	December 31, 2020
Secured credit facility	$31,350	$32,381
PPP loans	188	—
Total debt	31,538	32,381
Less: unamortized deferred financing costs	(618)	(744)
Net debt	$30,920	$31,637

Secured Credit Facility

In April 2018, Trean Corp entered into a credit agreement with a bank which includes a term loan facility totaling $27,500 and a revolving credit facility of $3,000. Borrowings are secured by substantially all of the assets of Trean and its subsidiaries.

On May 26, 2020, the Company entered into a new Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 4.50%, which was 4.65% and 4.72% as of September 30, 2021 and December 31, 2020, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

The Company recorded $377 and $403 of interest expense with its credit facility during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded $1,145 and $1,125 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of September 30, 2021 and December 31, 2020.

PPP Loans

In conjunction with the acquisition of WIC, the Company acquired two Federal Paycheck Protection Program Loans ("PPP Loans") with a principal balance of $243. As of September 30, 2021, one loan with a principal balance of $55 had been fully forgiven. The outstanding balance for the remaining loan was $188 as of September 30, 2021.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative, and consulting and other fee-based revenue. Revenue from contracts with customers was $2,799 and $8,683 for the three and nine months ended September 30, 2021, respectively, compared to $5,401 and $11,323 for the three and nine months ended September 30, 2020, respectively.

The following table presents the revenues recognized from contracts with customers included in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Brokerage	$1,989	$4,422	$6,214	$8,870
Managing general agent fees	88	312	407	720
Third-party administrator fees	437	562	1,191	1,329
Consulting and other fee-based revenue	285	105	871	404
Total revenue from contracts with customers	$2,799	$5,401	$8,683	$11,323

The Company did not have any contract liabilities as of September 30, 2021 or December 31, 2020. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed consolidated balance sheets.

	September 30, 2021	December 31, 2020
Contract assets	$4,537	$3,405

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 24.2% and 22.0% for the three and nine months ended months ended September 30, 2021. The increase in the effective tax rate from the statutory rate for these periods was primarily due to the impact of recording the Company's 2020 tax return accrual to return true-up in the third quarter of 2021.

The Company’s effective tax rate was 1.2% and 4.9% for the three and nine months ended September 30, 2020, respectively. The effective tax rate differed from the statutory rate primarily due the non-tax impact of the gain recorded on the revaluation of the Company's original 45% investment in Compstar, offset by certain IPO-related expenses not deductible for tax purposes.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unpaid losses and LAE reserves at beginning of period	$502,560	$442,500	$457,817	$406,716
Less losses ceded through reinsurance	(358,601)	(332,765)	(335,655)	(304,005)
Net unpaid losses and LAE at beginning of period	143,959	109,735	122,162	102,711
Incurred losses and LAE related to:
Current period	32,947	15,864	88,032	43,053
Prior period	(818)	(300)	(1,297)	(2,372)
Total incurred losses and LAE	32,129	15,564	86,735	40,681
Paid losses and LAE, net of reinsurance, related to:
Current period	12,638	4,196	25,111	8,786
Prior period	7,092	4,771	27,428	18,274
Total paid losses and LAE	19,730	8,967	52,539	27,060
Net unpaid losses and LAE at end of period	156,358	116,332	156,358	116,332
Plus losses ceded through reinsurance	354,434	349,170	354,434	349,170
Unpaid losses and LAE reserves at end of period	$510,792	$465,502	$510,792	$465,502

During the three and nine months ended September 30, 2021, the reserves for unpaid losses and LAE developed favorably by $818 and $1,297, respectively, primarily attributable to the development in the Company's workers' compensation book of business. For the three and nine months ended September 30, 2020, the reserves for unpaid losses and LAE developed favorably by $300 and $2,372, respectively, primarily attributable to the development in the Company’s workers’ compensation book of business.

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

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended September 30,
	2021				2020
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$175,516	$2,108	$(114,374)	$63,250	$129,927	$2,357	$(94,083)	$38,201
Earned premiums	146,170	2,976	(97,191)	51,955	107,314	2,007	(81,465)	27,856

	Nine Months Ended September 30,
	2021				2020
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$473,463	$7,442	$(305,164)	$175,741	$343,500	$6,255	$(262,301)	$87,454
Earned premiums	408,936	7,133	(275,037)	141,032	304,194	5,960	(238,460)	71,694

Note 11. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which are only included in the lease liability and right-of-use asset calculation when it is reasonably certain the Company will exercise an option. Our leases have remaining terms ranging from one month to 45 months, some of which have options to extend the lease for up to 5 years. As of September 30, 2021, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended September 30, 2021 was $626, inclusive of $29 in variable lease expense. Total lease expense for the three months ended September 30, 2020 was $641, inclusive of $72 in variable lease expense. The Company also sublets some of its leased office space and recorded $33 and $11 of sublease income for the three months ended September 30, 2021 and 2020, respectively, which is included in other income on the condensed consolidated statement of operations.

Total lease expense for the nine months ended September 30, 2021 was $1,831, inclusive of $56 in variable lease expense. Total lease expense for the nine months ended September 30, 2020 was $1,755, inclusive of $214 in variable lease expense. The Company also sublets some of its leased office space and recorded $74 and $59 of sublease income for the nine months ended September 30, 2021 and 2020, respectively, which is included in other income on the condensed consolidated statement of operations.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	September 30, 2021	December 31, 2020
Right of use asset	$5,028	$6,338
Lease liability	$5,491	$6,893
Weighted average remaining lease term	2.61 years	3.26 years
Weighted average discount rate	6.32%	6.37%

Future maturities of lease liabilities as of September 30, 2021 are as follows:

Operating Leases
2021	$607
2022	2,425
2023	1,840
2024	978
2025	97
Thereafter	3
Total lease payments	5,950
Less: imputed interest	(459)
Total lease liabilities	$5,491

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

Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of September 30, 2021 and December 31, 2020, there were 51,174,887 and 51,148,782 shares of common stock issued and outstanding.

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

The following table presents the calculation of basic and diluted EPS of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income — basic and diluted	$6,518	$69,448	$18,086	$80,241

Weighted average number of shares outstanding — basic	51,171,416	49,054,441	51,157,726	41,304,132
Effect of dilutive securities:
Restricted stock units	—	1,560	14,876	520
Dilutive shares	—	1,560	14,876	520
Weighted average number of shares outstanding — diluted	51,171,416	49,056,001	51,172,602	41,304,652

Excluded: Antidilutive common stock equivalents	123,003	—	123,003	—

Earnings per share:
Basic	$0.13	$1.42	$0.35	$1.94
Diluted	$0.13	$1.42	$0.35	$1.94

Note 14. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income for unrealized gains and losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$8,470	$12,915	$13,426	$6,500
Other comprehensive gain (loss), net of tax:
Unrealized investment gain (loss):
Unrealized investment gains (losses) arising during the period	$(2,419)	$546	$(8,670)	$8,781
Income tax expense (benefit)	$(508)	$115	$(1,821)	$1,842
Unrealized investment gain (loss), net of tax	$(1,911)	$431	$(6,849)	$6,939
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net realized capital gains (losses)	$49	$114	$72	$232
Income tax expense (benefit)	$10	$24	$15	$49
Total reclassifications included in net income, net of tax	$39	$90	$57	$183
Other comprehensive income (loss)	$(1,950)	$341	$(6,906)	$6,756
Balance at end of period	$6,520	$13,256	$6,520	$13,256

Note 15. Stock Compensation
As of September 30, 2021, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and to attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Compensation, Nominating, and Corporate Governance Committee of the Company's board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards, or any combination of the foregoing.

Stock Options

Compensation expense is recognized for all stock compensation arrangements by the Company. Stock compensation expense related to stock option awards was $49 and $118 for the three and nine months ended September 30, 2021, respectively. Stock compensation expense related to stock option awards was $28 for the three and nine months ended September 30, 2020, respectively.

Employee stock option awards granted set forth, among other things, the option exercise price, the option term, provisions regarding option exercisability, and whether the option is intended to be an incentive stock option or a nonqualified stock option. Stock options may be granted to employees at such exercise prices as the Company’s board of directors may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. Employee options vest one third annually over a period of three years and have contractual terms of 10 years from the date of grant.

The fair value of each time-based vesting option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. The Company’s expected volatility for the period is based on a weighted average expected volatility of an industry peer group of insurance companies of similar size, life cycle, and lines of business. Expected term is calculated using the simplified method taking into consideration the option's contractual life and vesting terms. The Company’s stock option grants qualify as plain vanilla options and as such the Company uses the simplified method in estimating its expected option term as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common shares have been publicly traded. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yields were not used in the fair value computations as the Company has never declared or paid dividends on its common stock and currently intends to retain earnings for use in operations.

Fiscal 2021
Expected volatility	29.8%
Expected term	6 years
Risk-free interest rate	1.32%

A summary of the status of the Company's stock option activity as of September 30, 2021 and changes during the nine-month period then ended are as follows:

	Stock Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2020	89,920	$15.00
Granted	60,729	$17.50
Forfeited or cancelled	(27,646)	$15.64
Balance outstanding, September 30, 2021	123,003	$16.09
Options exercisable, September 30, 2021	24,351	$15.00

The following table summarizes information regarding stock options outstanding as of September 30, 2021:

	Options Outstanding				Options Vested or Expected to Vest
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
2020 Omnibus Plan	123,003	$16.09	8.97 years	$—	123,003	$16.09	8.97 years	$—

The weighted average grant-date fair value of options granted in the nine months ended September 30, 2021 was $5.49. As of September 30, 2021, total unrecognized compensation cost related to stock options was $422 and is expected to be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $419 and $980 for the three and nine months ended September 30, 2021, respectively. Compensation expense relating to restricted stock unit grants was $279 for the three and nine months ended September 30, 2020. As of September 30, 2021, there was $3,669 of total unrecognized compensation cost related to non-vested restricted stock unit grants, which is expected to be recognized over a weighted average life of 2.4 years. The total fair value of restricted stock units vested during the three and nine months ended September 30, 2021 was $342 and $478, respectively.

The Company has granted time-based restricted stock units ("RSUs"), performance stock units ("PSUs"), and market-based stock units ("MSUs") to certain key employees as part of the Company's long-term incentive program. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's stock for time-based and performance-based vesting awards. A Monte Carlo valuation model is used to estimate the fair value for market-based vesting awards. RSUs generally vest in three equal annual installments beginning one year from the grant date and are amortized as compensation expense over the three-year vesting period. The Company has also granted time-based restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each time-based restricted stock grant to non-employee directors vests on the day immediately preceding the next annual meeting of stockholders following the date of grant. The grants are amortized as director compensation expense over the vesting period. The Company recognizes compensation expense on PSUs ratably over the requisite performance period of the award and to the extent management views the performance goal attainment as probable. The Company recognizes compensation expense on MSUs ratably over the requisite performance period of the award.

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of September 30, 2021 and changes during the nine-month period then ended is as follows:

	RSUs		MSUs		PSUs		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2020	111,588	$14.99	—	$—	—	$—	111,588	$14.99
Granted	60,729	$17.50	60,715	$13.92	121,458	$17.50	242,902	$16.61
Vested	(32,686)	$15.33	—	$—	—	$—	(32,686)	$15.33
Forfeited or cancelled	(27,646)	$16.02	(7,039)	$13.92	(14,078)	$17.50	(48,763)	$16.14
Non-vested outstanding, September 30, 2021	111,985	$16.00	53,676	$13.92	107,380	$17.50	273,041	$16.18

Note 16. Transactions with Related Parties
On July 6, 2021, Trean Corp purchased 100% ownership of WIC. Prior to the acquisition, WIC was partially owned by two employees of the Company. The total purchase price was $5,500, which includes $1,500 that is contingent on WIC's future earnings, as defined in the agreement. As of September 30, 2021, $1,500 of the total purchase price is outstanding and included within accounts payable and accrued expenses on the condensed consolidated balance sheet.

The Company recorded $50 and $150 of revenue for consulting services provided to TRI for the three and nine months ended September 30, 2021 and 2020, respectively.

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining ownership interest in Compstar. Prior to the acquisition, the Company owned a 45% interest in Compstar, a program manager that handles the underwriting, premium collection and servicing of insurance policies for the Company. The Company recorded $90,199 of gross earned premiums resulting in gross commissions of $17,709 due to Compstar for the nine months ended September 30, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2021 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included herein and the audited consolidated financial statements and notes included in our 2020 Form 10-K. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations, and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in Item 1A — "Risk Factors" in our 2020 Form 10-K. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we," "us," "our," "the Company," "Trean," or similar terms refer to (i) Trean, BIC and their subsidiaries before the consummation of the reorganization transactions in anticipation of our IPO and (ii) Trean Insurance Group, Inc. and its subsidiaries after such reorganization transactions, unless the context otherwise requires. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock.

The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial performance or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "would," "potential," or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs, and other similar matters. Forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks, and changes in circumstances that are difficult to predict.

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and assumptions, which in many cases are beyond our control, as described in "Item 1A — Risk Factors" in our 2020 Form 10-K and in this Quarterly Report on Form 10-Q. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in the future that could have material effects on our business, operations and financial condition. We cannot assure you that the results, events, and circumstances reflected in the forward looking statements reflected in this Quarterly Report on Form 10-Q and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward looking statements.

These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation, and do not intend, to update any forward looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by applicable securities laws or the rules and regulations of the SEC.

Overview

We are a provider of products and services to the specialty insurance market. We underwrite specialty casualty insurance products both through our Program Partners and also through our Owned MGAs. We also provide our Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage, from which we generate recurring fee-based revenues.

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

Acquisition of 7710

Effective October 1, 2020, Benchmark Holding Company acquired 100% ownership of 7710 Insurance Company as well as its associated program manager and agency, 7710 Service Company, LLC and Creekwood Insurance Agency, LLC, for a purchase price of $12,140. 7710 Insurance Company underwrites workers' compensation primarily for emergency services, including firefighters, and EMS. 7710 Insurance Company focuses on reducing costs and claims through the implementation of a propriety safety preparedness and loss control program, created and staffed by experienced firefighters and EMS professionals.

Western Integrated Care

Effective July 6, 2021, Trean Corp acquired 100% ownership of WIC for a total purchase price of $5,500. WIC is a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment.

Embedded Derivatives

During the second quarter of 2021, the Company determined that its funds held agreements with reinsurers contain embedded derivatives relating to a total return swap on the underlying investments. As a result, the Company has revised the presentation of its financial results to report the change in fair value of the embedded derivatives in gains (losses) on embedded derivatives in the condensed consolidated statements of operations. In addition, the effect of investment earnings and realized capital gains (losses) related to funds held accounts will also be reported in gains (losses) on embedded derivatives in the condensed consolidated statements of operations, whereas previously these were reported as an offset to net investment income and net realized capital gains (losses), respectively. While the prior period amounts have been corrected for comparability, the correction was not material to the previously reported condensed consolidated and condensed combined financial statements.

Coronavirus ("COVID-19") Impact

We are monitoring the impact of the ongoing continuation of the COVID-19 pandemic on our business, including how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations.

Workforce Operations

Following the emergence of the COVID-19 pandemic in early 2020, we took a number of actions to protect the health of the public and our employees and to comply with directives and advice of governmental authorities and public health experts. We responded by developing a Preparedness Plan that outlined both corporate-wide and location-specific modifications to working conditions and operations in our offices. This multi-faceted plan included elements such as restricting business travel and transitioning from an office-based company to primarily a remote working culture. As most of our employees already had secure remote working connections, we took additional measures to ensure all employees who wanted or needed to work remotely were able to do so securely with limited connectivity disruption. We also provided our employees education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely in conjunction with the goal of serving the operational needs of a remote workforce and continuing to serve our customers. We implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. As state, city, and county guidelines progress, we have implemented new health and safety in-office procedures and have launched our "Return to Office" plan to transition our workforce back to working in our offices while continuing to monitor the progression of the COVID-19 Delta Variant.

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue in the first nine months of 2021 as a result of the COVID-19 pandemic. During the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020, gross written premiums increased 34.3%, primarily driven by growth in our existing Program Partner business as well as the addition of new Program Partners, and gross earned premiums increased 36.4%, primarily driven by the increase in gross written premiums. During the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, gross written premiums increased by 37.5% and gross earned premiums increased by 34.1%, primarily driven by both significant growth in our existing Program Partner business as well as the addition of new Program Partners. Because a majority of our gross written premiums are related to workers’ compensation insurance, we expect that future revenue trends could be impacted. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.

We also have not experienced a material impact in our reported claims or incurred losses in the first nine months of 2021 as a specific result of the COVID-19 pandemic. Our loss ratio increased to 61.8% and 61.5%, respectively, during the three and nine months ending September 30, 2021 from 55.9% and 56.7%, respectively, for the comparable 2020 periods. The increases in our loss ratios are attributable to a number of large unusual losses primarily incurred on our workers' compensation line of business as well as property losses incurred during the first half of 2021coupled with continued current year loss development.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and, as such, our investment portfolio has limited exposure to the recent equity market volatility. For the nine months ended September 30, 2021, we experienced a decrease of $8,670, or 2.1%, in the fair value of our investment portfolio due to a reduction in unrealized gains on the value of our fixed maturity investments. The decline in the fair value of our fixed maturity investments is primarily attributable to rising interest rates following 2020 COVID-19 driven lower rates as opposed to underlying credit risk within our investment portfolio. If there were to be continued equity and debt financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded during the balance of the year. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

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

Significant Components of Results of Operations

Gross written premiums: Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for general and administrative expenses (including policy acquisition costs), reinsurance costs, or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

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

Ceded earned premiums: Ceded earned premiums are the amount of gross earned premiums ceded to reinsurers. We enter into reinsurance contracts to limit our maximum losses and diversify our exposure and provide statutory surplus relief. The volume of our ceded earned premiums is affected by the level of our gross earned premiums and any decision we make to increase or decrease limits, retention levels, and co-participations.

Net earned premiums: Net earned premiums represent the earned portion of our gross written premiums, less that portion of our gross written premiums that is earned and ceded to third-party reinsurers, including our Program Partners and professional reinsurers, under our reinsurance agreements.

Net investment income: We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturities, including other investments and short-term investments. Our net investment income includes interest income on our invested assets, income on funds held investments as well as unrealized gains and losses on our equity portfolio.

Net realized capital gains/losses: Net realized capital gains/losses are a function of the difference between the amount received by us on the sale of a security and the security’s recorded value as well as any "other-than-temporary impairments" relating to fixed maturity investments recognized in earnings.

Other revenue: Other revenue includes brokerage, third-party administrative, management and consulting, and other fee-based revenues, which are commonly based on written premiums.

Loss and loss adjustment expenses: Losses and LAE are net of reinsurance and include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods, and costs associated with investigating, defending, and servicing claims. In general, our losses and LAE are affected by:

•frequency of claims associated with the particular types of insurance contacts that we write;
•trends in the average size of losses incurred on a particular type of business;
•mix of business written by us;
•changes in the legal or regulatory environment related to the business we write;
•trends in legal defense costs;
•wage inflation; and
•inflation in medical costs.

Losses and LAE are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and LAE may be paid out over a period of years.

General and administrative expenses: General and administrative expenses include net commissions, insurance-related expenses, and general and administrative operating expenses. Net commissions consist of policy acquisition costs and other underwriting expenses, net of ceding commissions. Policy acquisition costs are principally comprised of the commissions we pay our brokers and program managers. Policy acquisition costs that are directly related to the successful acquisition or reinsurance of those policies are deferred. All policy acquisition costs are charged to expense in proportion to premium earned over the policy life. We receive ceding commissions on business ceded under our reinsurance contracts. Insurance-related expenses largely consist of state premium taxes. General and administrative operating expenses include employee salaries and benefits, corporate insurance costs, technology costs, office rent, and professional services fees such as legal, accounting, audit, tax and actuarial services.

Intangible asset amortization: Intangible asset amortization consists of expenses incurred related to the amortization of intangible assets recorded as a result of business acquisitions and consists of trade names, customer lists and relationships, and non-compete agreements.

Noncash stock compensation: Noncash stock compensation includes expenses related to the fair value and issuance of restricted stock units and stock options.

Gains (losses) on embedded derivatives: Gains (losses) on embedded derivatives consist of the change in fair value of derivatives, the effect of net investment income on funds held investments, and the effect of realized gains and loss on funds held investments.

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

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, intangible asset amortization, noncash stock compensation, gains and losses on embedded derivatives, interest expense, other revenue, and other income and expenses. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2021	2020
Revenues
Gross written premiums	$177,624	$132,284	$45,340	34.3%
Increase in gross unearned premiums	(28,478)	(22,963)	(5,515)	24.0%
Gross earned premiums	149,146	109,321	39,825	36.4%
Ceded earned premiums	(97,191)	(81,465)	(15,726)	19.3%
Net earned premiums	51,955	27,856	24,099	86.5%
Net investment income	2,187	2,364	(177)	(7.5)%
Gain on revaluation of Compstar investment	—	69,846	(69,846)	(100.0)%
Net realized capital gains	49	115	(66)	(57.4)%
Other revenue	2,799	5,401	(2,602)	(48.2)%
Total revenue	56,990	105,582	(48,592)	(46.0)%
Expenses
Losses and loss adjustment expenses	32,129	15,564	16,565	106.4%
General and administrative expenses	13,788	6,995	6,793	97.1%
Other expenses	—	11,054	(11,054)	(100.0)%
Intangible asset amortization	1,499	1,120	379	33.8%
Noncash stock compensation	468	307	161	52.4%
Interest expense	419	520	(101)	(19.4)%
Total expenses	48,303	35,560	12,743	35.8%
Gains (losses) on embedded derivatives	(121)	(367)	246	(67.0)%
Other income	35	209	(174)	(83.3)%
Income before taxes	8,601	69,864	(61,263)	(87.7)%
Income tax expense	2,083	817	1,266	155.0%
Equity earnings in affiliates, net of tax	—	401	(401)	(100.0)%
Net income	$6,518	$69,448	$(62,930)	(90.6)%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Three Months Ended September 30,
(in thousands, except for percentages)	2021	2020
Key metrics:
Underwriting income(1)	$6,038	$5,297
Adjusted net income(1)	$7,678	$10,477
Loss ratio	61.8%	55.9%
Expense ratio	26.5%	25.1%
Combined ratio	88.3%	81.0%
Return on equity	6.2%	102.7%
Adjusted return on equity(1)	7.3%	15.5%
Return on tangible equity(1)	12.7%	171.4%
Adjusted return on tangible equity(1)	15.0%	25.9%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended September 30,			Percentage Change (1)
(in thousands, except percentages)	2021	2020	Change
Revenues:
Gross written premiums	$177,624	$132,284	$45,340	34.3%
Increase in gross unearned premiums	(28,478)	(22,963)	(5,515)	24.0%
Gross earned premiums	149,146	109,321	39,825	36.4%
Ceded earned premiums	(97,191)	(81,465)	(15,726)	19.3%
Net earned premiums	$51,955	$27,856	$24,099	86.5%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Gross written premiums: Gross written premiums increased $45,340, or 34.3%, to $177,624 for the three months ended September 30, 2021, compared to $132,284 for the three months ended September 30, 2020. The increase is primarily attributable to the growth in our existing Program Partner business and the addition of new Program Partners. The changes in gross written premiums were due to the following:

Workers' compensation represented 54.3% of our gross written premiums for the three months ended September 30, 2021, compared to 72.7% for the three months ended September 30, 2020, primarily as a result of our ongoing strategic effort to diversify our lines of business. For the three months ended September 30, 2021, gross written premiums for workers' compensation increased by $343, or 0.4%, compared to the same period in 2020.

All other non-workers' compensation liability represented 45.7% of our gross written premiums for the three months ended September 30, 2021, compared to 27.3% for the three months ended September 30, 2020. For the three months ended September 30, 2021, gross written premiums for all other non-workers' compensation liability increased $44,997, or 124.4%, compared to the same period in 2020. The increase is due to growth in our other liability, accident & health, commercial auto and homeowners lines of business in keeping with our diversification.

Gross earned premiums: Gross earned premiums increased $39,825, or 36.4%, to $149,146 for the three months ended September 30, 2021, compared to $109,321 for the three months ended September 30, 2020. The increase in gross earned premiums reflects the increase in gross written premiums of $45,340 net of an increase in gross unearned premiums of $5,515. The increase in gross unearned premiums is directly attributable to the growth in gross written premiums. Gross earned premiums as a percentage of gross written premiums decreased to 84.0% for the three months ended September 30, 2021, compared to 82.6%, for the three months ended September 30, 2020.

Ceded earned premiums: Ceded earned premiums increased $15,726, or 19.3%, to $97,191 for the three months ended September 30, 2021, compared to $81,465 for the three months ended September 30, 2020. The increase in ceded earned premiums is driven by the growth in gross earned premiums as described above, partially offset by an increase in our retention. Ceded earned premiums as a percentage of gross earned premiums decreased to 65.2% for the three months ended September 30, 2021, compared to 74.5% for the three months ended September 30, 2020, reflecting the Company's strategic decision to retain more gross written premiums.

Net earned premiums: Net earned premiums increased $24,099, or 86.5%, to $51,955 for the three months ended September 30, 2021, compared to $27,856 for the three months ended September 30, 2020. The increase is due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income: Net investment income decreased $177, or 7.5%, to $2,187 for the three months ended September 30, 2021, compared to $2,364 for the three months ended September 30, 2020. The decrease largely reflects the reinvestment of funds from higher yielding maturities into lower yielding investments due to lower interest rates.

Net realized capital gains: Net realized capital gains decreased $66 to $49 for the three months ended September 30, 2021, compared to $115 for the three months ended September 30, 2020. The decrease is driven by a loss of $112 realized in the third quarter of 2021 on the Company's sale of its remaining investment in TRI.

Other revenue: Other revenue decreased $2,602, or 48.2%, to $2,799 for the three months ended September 30, 2021, compared to $5,401 for the three months ended September 30, 2020. The decrease is driven by a reduction in brokerage revenue of $2,433 due to due to a $2.2 million increase in estimated premiums and the timing of effective dates for brokered reinsurance contracts recognized in the third quarter of 2020. In addition, brokerage revenue was also reduced in 2021 due to the Company’s higher retention of brokered reinsurance contracts compared to the same prior-year period.

Losses and loss adjustment expenses: Losses and LAE increased $16,565, or 106.4%, to $32,129 for the three months ended September 30, 2021, compared to $15,564 for the three months ended September 30, 2020. The increase is attributable to the growth in gross earned premiums and increased retention during the three months ended September 30, 2021. This resulted in a loss ratio of 61.8% for the three months ended September 30, 2021 compared to 55.9% for the three months ended September 30, 2020. The increase is attributable to a number of unusually large losses experienced during the first half of 2021, resulting in a higher overall loss ratio pick related to the 2021 accident year.

General and administrative expenses: General and administrative expenses increased $6,793, or 97.1%, to $13,788 for the three months ended September 30, 2021, compared to $6,995 for the three months ended September 30, 2020. The expense ratio was 26.5% for the three months ended September 30, 2021, compared to 25.1% for the three months ended September 30, 2020.

The table below shows the components of general and administrative expenses for the respective three month periods:

	Three Months Ended September 30,
	2021	2020	Change
Direct commissions	$27,594	$18,879	$8,715
Ceding commissions	(31,655)	(26,314)	(5,341)
Net commissions	(4,061)	(7,435)	3,374
Insurance-related expenses	5,371	3,925	1,446
General and administrative operating expenses	12,478	10,505	1,973
Total general and administrative expenses	$13,788	$6,995	$6,793

General and administrative expenses — % of gross written premiums	7.0%	7.9%
Retention rate (1)	34.8%	25.5%
Direct commission rate (2)	18.5%	17.3%
Ceding commission rate (3)	32.6%	32.3%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $8,715 primarily due to an increase in gross earned premiums. Ceding commissions increased $5,341 due to an increase in ceded earned premiums reflecting the increase in gross earned premiums, partially offset by an increase in retention. Insurance-related expenses increased $1,446, primarily as a result of an increase in gross earned premiums. General and administrative operating expenses increased $1,973, primarily as a result of: (i) an increase in salaries and benefits of $1,833, of which $668 directly resulted from acquisitions made in the second half of 2020 and a general increase in workforce and (ii) additional IT software and systems costs totaling $344 related to new software implementation and automation initiatives; partially offset by a decrease in professional fees of $245.

Other expenses: Other expenses were $0 for the nine months ended September 30, 2021, compared to $11,054 for the three months ended September 30, 2020 which consisted of one-time IPO bonuses and the termination of the Company's consultant and advisory agreement with Altaris Capital Partners, LLC.

Intangible asset amortization: Intangible asset amortization increased $379 to $1,499 for the three months ended September 30, 2021, compared to $1,120 for the three months ended September 30, 2020. The increase is driven by the addition of intangible assets acquired as a result of the purchase of 7710 Insurance Company in the fourth quarter of 2020 and WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $468 for the three months ended September 30, 2021, compared to $307 for the three months ended September 30, 2020. Expenses incurred during both periods relates to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan amortized over appropriate and applicable vesting periods.

Gains (losses) on embedded derivatives:

The table below shows the components of gains (losses) on embedded derivatives for the respective three month periods:

	Three Months Ended September 30,
	2021	2020	Change
Change in fair value of embedded derivatives	$573	$140	$433
Effect of net investment income on funds held investments	(585)	(507)	(78)
Effect of realized gains on funds held investments	(109)	—	(109)
Total gains (losses) on embedded derivatives	$(121)	$(367)	$246

Losses on embedded derivatives decreased $246 to $121 for the three months ended September 30, 2021, compared to $367 for the three months ended September 30, 2020. The decrease reflects an increase in the fair value of embedded derivatives of $433 partially offset by the effect of realized gains on funds held investments of $109 and the effect of investment income on funds held investments of $78.

Income tax expense: Income tax expense was $2,083 for the three months ended September 30, 2021, which resulted in an effective tax rate of 24.2%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of recording our 2020 tax return accrual to return true-up in the third quarter of 2021. For the three months ended September 30, 2020 income tax expense was $817, which resulted in an effective tax rate of 1.2%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the non-tax impact of the $69,846 gain recorded on the revaluation of the Company's original 45% investment in Compstar, offset by certain IPO-related expenses not deductible for tax purposes.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $401 to $0 for the three months ended September 30, 2021, compared to $401 for the three months ended September 30, 2020. This decrease is due to the reduction in the Company's share of earnings in Compstar of $401 as a result of the acquisition of the remaining ownership interest during the third quarter of 2020.

Owned MGA's and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	Three Months Ended September 30, 2021
	Owned MGAs	Program Partner	Total
Gross written premiums	69,857	107,767	177,624
Increase in gross unearned premiums	(2,569)	(25,909)	(28,478)
Gross earned premiums	67,288	81,858	149,146
Ceded earned premiums	(36,013)	(61,178)	(97,191)
Net earned premiums	31,275	20,680	51,955

Direct commissions	7,855	19,739	27,594
Ceding commissions	(10,829)	(20,826)	(31,655)
Net Commissions	(2,974)	(1,087)	(4,061)

Direct commissions rate(1)	11.7%	24.1%	18.5%
Ceding commissions rate(2)	30.1%	34.0%	32.6%

(1) Direct commissions as a percentage of gross earned premiums
(2) Ceded commissions as a percentage of gross earned premiums

We utilize both quota share and catastrophe XOL contracts in our reinsurance strategy for our Owned MGAs and Program Partners. Direct commissions for Program Partners include third-party agent commissions and MGA service fees, while

Owned MGAs direct commissions includes only third-party agent commissions, while the expenses associated with MGA services are included in general and administrative operating expenses. The ceding commission rates vary based on a number of factors including: the line of business, negotiated reinsurance terms, and program cost structures. For the three months ended September 30, 2021, the Company retained 46.5% of gross earned premiums for Owned MGAs compared to 25.3% for Program Partners. The loss ratios for Owned MGAs and Program Partners for the three months ended September 30, 2021was 59.3% and 65.6% respectively, resulting in a consolidated loss ratio of 61.8%. The higher loss ratio for Program Partners was primarily attributable to calendar year loss experience.

Consolidated Results of Operations for the Nine Months Ended September 30, 2021 Compared to September 30, 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2021	2020
Revenues
Gross written premiums	$480,905	$349,755	$131,150	37.5%
Increase in gross unearned premiums	(64,836)	(39,601)	(25,235)	63.7%
Gross earned premiums	416,069	310,154	105,915	34.1%
Ceded earned premiums	(275,037)	(238,460)	(36,577)	15.3%
Net earned premiums	141,032	71,694	69,338	96.7%
Net investment income	6,562	9,134	(2,572)	(28.2)%
Gain on revaluation of Compstar investment	—	69,846	(69,846)	(100.0)%
Net realized capital gains	72	3,345	(3,273)	(97.8)%
Other revenue	8,683	11,323	(2,640)	(23.3)%
Total revenue	156,349	165,342	(8,993)	(5.4)%
Expenses
Losses and loss adjustment expenses	86,735	40,681	46,054	113.2%
General and administrative expenses	40,946	23,437	17,509	74.7%
Other expenses	845	11,054	(10,209)	(92.4)%
Intangible asset amortization	4,326	1,154	3,172	NM
Noncash stock compensation	1,098	307	791	NM
Interest expense	1,271	1,482	(211)	(14.2)%
Total expenses	135,221	78,115	57,106	73.1%
Gains (losses) on embedded derivatives	1,869	(5,547)	7,416	(133.7)%
Other income	191	263	(72)	(27.4)%
Income before taxes	23,188	81,943	(58,755)	(71.7)%
Income tax expense	5,102	4,035	1,067	26.4%
Equity earnings in affiliates, net of tax	—	2,333	(2,333)	(100.0)%
Net income	$18,086	$80,241	$(62,155)	(77.5)%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Nine Months Ended September 30,
(in thousands, except for percentages)	2021	2020
Key metrics:
Underwriting income(1)	$13,351	$7,576
Adjusted net income(1)	$20,103	$21,600
Loss ratio	61.5%	56.7%
Expense ratio	29.0%	32.7%
Combined ratio	90.5%	89.4%
Return on equity	5.8%	39.4%
Adjusted return on equity(1)	6.4%	10.6%
Return on tangible equity(1)	12.1%	65.4%
Adjusted return on tangible equity(1)	13.4%	17.6%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

The table below shows the total premiums earned on a gross and net basis for the respective nine-month periods:

	Nine Months Ended September 30,			Percentage Change (1)
(in thousands, except percentages)	2021	2020	Change
Revenues:
Gross written premiums	$480,905	$349,755	$131,150	37.5%
Increase in gross unearned premiums	(64,836)	(39,601)	(25,235)	63.7%
Gross earned premiums	416,069	310,154	105,915	34.1%
Ceded earned premiums	(275,037)	(238,460)	(36,577)	15.3%
Net earned premiums	$141,032	$71,694	$69,338	96.7%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Gross written premiums: Gross written premiums increased $131,150, or 37.5%, to $480,905 for the nine months ended September 30, 2021, compared to $349,755 for the nine months ended September 30, 2020. The increase is primarily attributable to the growth in our existing Program Partner business, the addition of new Program Partners and the acquisition of 7710 Insurance Company in the fourth quarter of 2020. The changes in gross written premiums were due to the following:

Workers' compensation represented 60.2% of our gross written premiums for the nine months ended September 30, 2021, compared to 76.8% for the nine months ended September 30, 2020, primarily as a result of our ongoing strategic effort to diversify our lines of business. For the nine months ended September 30, 2021, gross written premiums for workers' compensation increased by $20,987, or 7.8%, compared to the same period in 2020.

All other non-workers' compensation liability represented 39.8% of our gross written premiums for the nine months ended September 30, 2021, compared to 23.2% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, gross written premiums for all other non-workers' compensation liability increased $110,163, or 135.9%, compared to the same period in 2020. The increase is due primarily to growth in our other liability, commercial auto, homeowners and accident & health lines of business in keeping with our diversification strategy.

Gross earned premiums: Gross earned premiums increased $105,915, or 34.1%, to $416,069 for the nine months ended September 30, 2021, compared to $310,154 for the nine months ended September 30, 2020. The increase in gross earned premiums reflects the increase in gross written premiums of $131,150 net of an increase in gross unearned premiums of $25,235. The increase in gross unearned premiums is directly attributable to the growth in gross written premiums. Gross earned premiums as a percentage of gross written premiums decreased to 86.5% for the nine months ended September 30, 2021, compared to 88.7% for the nine months ended September 30, 2020.

Ceded earned premiums: Ceded earned premiums increased $36,577, or 15.3%, to $275,037 for the nine months ended September 30, 2021, compared to $238,460 for the nine months ended September 30, 2020. The increase in ceded earned premiums is driven by the growth in gross earned premiums as described above, partially offset by an increase in our retention. The total ceded earned premiums as a percentage of gross earned premiums decreased to 66.1% for the nine months ended September 30, 2021, compared to 76.9% for the nine months ended September 30, 2020, reflecting the Company's strategic decision to retain more gross written premiums.

Net earned premiums: Net earned premiums increased $69,338, or 96.7%, to $141,032 for the nine months ended September 30, 2021, compared to $71,694 for the nine months ended September 30, 2020. The increase is due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income: Net investment income decreased $2,572, or 28.2%, to $6,562 for the nine months ended September 30, 2021, compared to $9,134 for the nine months ended September 30, 2020. The decrease is primarily attributable to the fair value re-measurement and common stock investment reclassification of the Company's investment in TRI during the first quarter of 2020, which was previously classified as an equity method investment and resulted in a gain of $2,000. The decrease also reflects the reinvestment of funds from higher yielding maturities into lower yielding investments due to lower interest rates, partially offset by an increased in our invested balance.

Net realized capital gains: Net realized capital gains decreased $3,273 to $72 for the nine months ended September 30, 2021, compared to $3,345 for the nine months ended September 30, 2020. The decrease is primarily due to the recording of a $3,115 realized gain on the sale of a portion of the Company's investment in TRI during the first quarter of 2020 and partially offset by a loss of $112 realized in the third quarter of 2021 on the Company's sale of its remaining investment in TRI.

Other revenue: Other revenue decreased $2,640, or 23.3%, to $8,683 for the nine months ended September 30, 2021, compared to $11,323 for the nine months ended September 30, 2020. The decrease is largely driven by a reduction in brokerage revenue of $2,656 due to a $2.2 million increase in estimated premiums and the timing of effective dates for brokered reinsurance contracts recognized in the third quarter of 2020. In addition, brokerage revenue was also reduced in 2021 due to the Company’s higher retention of brokered reinsurance contracts compared to the same prior-year period.

Losses and loss adjustment expenses: Losses and LAE increased $46,054, or 113.2%, to $86,735 for the nine months ended September 30, 2021, compared to $40,681 for the nine months ended September 30, 2020. The increase is attributable to the growth in earned premiums and increased retention during the nine months ended September 30, 2021. This resulted in a loss ratio of 61.5% for the nine months ended September 30, 2021 compared to 56.7% for the nine months ended September 30, 2020. The increase is attributable to a number of unusually large losses experienced during the first half of 2021, resulting in a higher overall loss ratio pick related to the 2021 accident year.

General and administrative expenses: General and administrative expenses increased $17,509, or 74.7%, to $40,946 for the nine months ended September 30, 2021, compared to $23,437 for the nine months ended September 30, 2020. The expense ratio was 29.0% for the nine months ended September 30, 2021, compared to 32.7% for the nine months ended September 30, 2020.

The table below shows the components of general and administrative expenses for the respective nine-month periods:

	Nine Months Ended September 30,
	2021	2020	Change
Direct commissions	$78,304	$62,817	$15,487
Ceding commissions	(89,547)	(79,075)	(10,472)
Net commissions	(11,243)	(16,258)	5,015
Insurance-related expenses	14,796	11,486	3,310
General and administrative operating expenses	37,393	28,209	9,184
Total general and administrative expenses	$40,946	$23,437	$17,509

General and administrative expenses — % of gross written premiums	7.8%	8.1%
Retention rate (1)	33.9%	23.1%
Direct commission rate (2)	18.8%	20.3%
Ceding commission rate (3)	32.6%	33.2%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $15,487 primarily due to an increase in gross earned premiums. Ceding commissions increased $10,472 due to an increase in ceded earned premiums reflecting the increase in gross earned premiums, partially offset by an increase in retention. Insurance-related expenses increased $3,310 primarily as a result of an increase in gross earned premiums. General and administrative operating expenses increased $9,184, primarily as a result of (i) an increase in salaries and benefits of $6,718, of which $3,423 directly resulted from acquisitions made in the second half of 2020 and a general increase in workforce; (ii) additional rent and office-related expenses totaling $1,771 due to an increase in business insurance expense as well as the addition of new office locations; and (iii) additional IT software and systems costs totaling $1,347 related to new software implementation and automation initiatives; partially offset by a decrease in professional fees of $1,220 as a result of the Company's IPO readiness effort in 2020.

Other expenses: Other expenses were $845 for the nine months ended September 30, 2021, which primarily relates to secondary offering costs of $555 and executive transition costs totaling $290. Other expenses were $11,054 for the nine months ended September 30, 2020, which consisted of one-time IPO bonuses and the termination of the Company's consultant and advisory agreement with Altaris Capital Partners, LLC.

Intangible asset amortization: Intangible asset amortization increased $3,172 to $4,326 for the nine months ended September 30, 2021, compared to $1,154 for the nine months ended September 30, 2020. The increase is driven by the addition of intangible assets acquired as a result of the purchase of the remaining equity interest of Compstar in the third quarter of 2020 and 7710 Insurance Company in the fourth quarter of 2020 and WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $1,098 for the nine months ended September 30, 2021, compared with $307 for the nine months ended September 30, 2020. Expenses incurred during both periods relates to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan amortized over appropriate and applicable vesting periods.

Gains (losses) on embedded derivatives:

The table below shows the components of gains (losses) on embedded derivatives for the respective nine-month periods:

	Nine Months Ended September 30,
	2021	2020	Change
Change in fair value of embedded derivatives	$3,761	$(3,066)	$6,827
Effect of net investment income on funds held investments	(1,783)	(2,481)	698
Effect of realized gains on funds held investments	(109)	—	(109)
Total gains (losses) on embedded derivatives	$1,869	$(5,547)	$7,416

Gains on embedded derivatives increased $7,416 to $1,869 for the nine months ended September 30, 2021, compared to losses of $5,547 for the nine months ended September 30, 2020. The gain reflected an increase in the fair value of embedded derivatives of $6,827 and the effect of investment income on funds held investments of $698, partially offset by the effect of realized gains on funds held investments of $109.

Income tax expense: Income tax expense was $5,102 for the nine months ended September 30, 2021, which resulted in an effective tax rate of 22.0%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of recording our 2020 tax return accrual to return true-up in the third quarter of 2021. For the nine months ended September 30, 2020, income tax expense was $4,035, which resulted in an effective tax rate of 4.9%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of state taxes and the deferred tax effect of a tax accounting method change on excess ceding commissions.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $2,333 to $0 for the nine months ended September 30, 2021, compared to $2,333 for the nine months ended September 30, 2020. This decrease is due to the reduction in the Company's share of earnings in Compstar of $2,333 as a result of the acquisition of the remaining ownership interest during the third quarter of 2020.

Owned MGA's and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	Nine Months Ended September 30, 2021
	Owned MGAs	Program Partner	Total
Gross written premiums	209,640	271,265	480,905
Increase in gross unearned premiums	(6,263)	(58,573)	(64,836)
Gross earned premiums	203,377	212,692	416,069
Ceded earned premiums	(113,396)	(161,641)	(275,037)
Net earned premiums	89,981	51,051	141,032

Direct Commission	25,962	52,342	78,304
Ceding Commission	(33,740)	(55,807)	(89,547)
Net Commissions	(7,778)	(3,465)	(11,243)

Direct commissions rate(1)	12.8%	24.6%	18.8%
Ceding commissions rate(2)	29.8%	34.5%	32.6%

(1) Direct commissions as a percentage of gross earned premiums.
(2) Ceding commissions as a percentage of ceded earned premiums.

We utilize both quota share and catastrophe XOL contracts in our reinsurance strategy for our Owned MGAs and Program Partners. Direct commissions for Program Partners include third-party agent commissions and MGA service fees, while Owned MGAs direct commissions includes only third-party agent commissions, while the expenses associated with MGA services are included in general and administrative operating expenses. The ceding commission rates vary based on a number of factors including: the line of business, negotiated reinsurance terms, and program cost structures. For the nine months ended September 30, 2021, the Company retained 44.2% of gross earned premiums for Owned MGAs compared to 24.0% for Program Partners. The loss ratios for Owned MGAs and Program Partners for the nine months ended September 30, 2021was 59.8% and 64.4% respectively, resulting in a consolidated loss ratio of 61.5%. The higher loss ratio for Program Partners was primarily attributable to calendar year loss experience.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized capital gains or losses, IPO-related expenses, intangible asset amortization, noncash stock compensation, gains and losses on embedded derivatives, interest expense, other revenue, and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense, other revenue and other income and expenses. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended September 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$6,518	$69,448	(90.6)%
Income tax expense	2,083	817	155.0%
Equity earnings in affiliates, net of tax	—	(401)	(100.0)%
Income before taxes	8,601	69,864	(87.7)%
Other revenue	(2,799)	(5,401)	(48.2)%
Gains (losses) on embedded derivatives	121	367	(67.0)%
Net investment income	(2,187)	(2,364)	(7.5)%
Gain on revaluation of Compstar investment	—	(69,846)	(100.0)%
Net realized capital gains	(49)	(115)	(57.4)%
Other expenses	—	11,054	(100.0)%
Interest expense	419	520	(19.4)%
Intangible asset amortization	1,499	1,120	33.8%
Noncash stock compensation	468	307	52.4%
Other income	(35)	(209)	(83.3)%
Underwriting income	$6,038	$5,297	14.0%

	Nine Months Ended September 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$18,086	$80,241	(77.5)%
Income tax expense	5,102	4,035	26.4%
Equity earnings in affiliates, net of tax	—	(2,333)	(100.0)%
Income before taxes	23,188	81,943	(71.7)%
Other revenue	(8,683)	(11,323)	(23.3)%
Gains (losses) on embedded derivatives	(1,869)	5,547	(133.7)%
Net investment income	(6,562)	(9,134)	(28.2)%
Gain on revaluation of Compstar investment	—	(69,846)	(100.0)%
Net realized capital gains	(72)	(3,345)	(97.8)%
Other expenses	845	11,054	(92.4)%
Interest expense	1,271	1,482	(14.2)%
Intangible asset amortization	4,326	1,154	NM
Noncash stock compensation	1,098	307	NM
Other income	(191)	(263)	(27.4)%
Underwriting income	$13,351	$7,576	76.2%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Adjusted net income

We define adjusted net income as net income excluding the impact of certain items, including the consummation of the reorganization transactions in connection with our IPO, noncash intangible asset amortization and stock compensation, noncash unrealized gains and losses on embedded derivatives, other expenses, and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by eliminating the effects of these items. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three Months Ended September 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$6,518	$69,448	(90.6)%
Intangible asset amortization	1,499	1,120	33.8%
Noncash stock compensation	468	307	52.4%
Change in fair value of embedded derivative	(573)	(140)	NM
Other expenses	—	11,054	(100.0)%
Expenses associated with IPO and other one-time legal and consulting expenses	—	645	(100.0)%
FMV adjustment of remaining investment in affiliate	—	(69,846)	(100.0)%
Net loss (gain) on purchase & disposal of affiliates	112	—	NM
Total adjustments	1,506	(56,860)	(102.6)%
Tax impact of adjustments	(346)	(2,111)	(83.6)%
Adjusted net income	$7,678	$10,477	(26.7)%

	Nine Months Ended September 30,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$18,086	$80,241	(77.5)%
Intangible asset amortization	4,326	1,154	NM
Noncash stock compensation	1,098	307	NM
Change in fair value of embedded derivative	(3,761)	3,066	NM
Other expenses	845	11,054	(92.4)%
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	—	883	(100.0)%
Expenses associated with IPO and other one-time legal and consulting expenses	—	1,845	(100.0)%
Expenses related to debt issuance costs	—	135	(100.0)%
FMV adjustment of remaining investment in affiliate	—	(71,846)	(100.0)%
Net loss (gain) on purchase & disposal of affiliates	112	(3,115)	(103.6)%
Total adjustments	2,620	(56,517)	(104.6)%
Tax impact of adjustments	(603)	(2,124)	(71.6)%
Adjusted net income	$20,103	$21,600	(6.9)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Adjusted return on equity calculation:
Numerator: adjusted net income	$7,678	$10,477	$20,103	$21,600
Denominator: average equity	419,818	270,519	416,200	271,684
Adjusted return on equity	7.3%	15.5%	6.4%	10.6%
Return on equity	6.2%	102.7%	5.8%	39.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Return on tangible equity calculation:
Numerator: net income	$6,518	$69,448	$18,086	$80,241
Denominator:
Average stockholders' equity	419,818	270,519	416,200	271,684
Less: average goodwill and other intangible assets	214,942	108,476	216,356	107,994
Average tangible stockholders' equity	204,876	162,043	199,844	163,690
Return on tangible equity	12.7%	171.4%	12.1%	65.4%
Return on equity	6.2%	102.7%	5.8%	39.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$7,678	$10,477	$20,103	$21,600
Denominator: average tangible equity	204,876	162,043	199,844	163,690
Adjusted return on tangible equity	15.0%	25.9%	13.4%	17.6%
Return on equity	6.2%	102.7%	5.8%	39.4%

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries: Benchmark, which is domiciled in Kansas and commercially domiciled in California; ALIC, which is domiciled in Utah; and 7710 Insurance Company, which is domiciled in South Carolina. Accordingly, the holding company may receive cash through: (i) loans from banks, (ii) draws on a revolving loan agreement, (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries, (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, pay taxes, and for other general business purposes.

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

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of: (i) 10% of ALIC's surplus as shown on the last statutory financial statement on file with the Utah Insurance Department or (ii) 100% of net income during the applicable twelve- month period (not including realized capital gains).

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

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholders' surplus. Kansas, Utah, and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of September 30, 2021 and December 31, 2020, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of September 30, 2021, we had $134,821 in cash and cash equivalents, compared to $153,149 as of December 31, 2020.

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

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$53,410	$32,208
Investing activities	(71,131)	18,492
Financing activities	(1,125)	59,662
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,846)	$110,362

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2021 was $53,410, compared to $32,208 for the same period in 2020. Net cash provided by operating activities includes net income as adjusted for depreciation and amortization, stock compensation, unrealized gains and losses on embedded derivatives, net capital gains and losses, bond amortization and accretion, the change in deferred income taxes, and amortization of deferred financing costs. Net cash provided by operating activities for the nine months ended September 30, 2021 reflects increases in unpaid loss and loss adjustment expenses of $52,975, unearned premiums of $64,879, and funds held under reinsurance agreements of $19,585; partially offset by increases in premiums and other receivables of $25,167, reinsurance recoverables of $18,460, prepaid reinsurance premiums of $30,252, other assets of $10,863 and decreases in reinsurance premiums payable of $7,829, and accounts payable and accrued expenses of $11,430. Unpaid loss and loss adjustment expenses and unearned premiums increased primarily due to an increase in gross written premiums. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. Other assets increased as a result of increases in our deferred acquisition costs and contract asset balances. Funds held under reinsurance agreements decreased due to an arbitration settlement in the fourth quarter of 2020, resulting in the non-cash transfer of certain investments held as collateral. Excluding non-cash transfers, funds held under reinsurance agreements increased as a result of an increase in gross written premium. Net cash provided by operating activities for the nine months ended September 30, 2020 reflects distributions received from equity method investments and incremental cash received for operating assets and liabilities.

Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2021 was $71,131 compared to net cash provided by investing activities of $18,492 for the same period in 2020. Net cash used in investing activities for the nine months ended September 30, 2021 includes $67,476 net cash used in the purchase and sale of investments, $3,795 in cash used in the acquisition of a subsidiary, net of cash received, $232 received for the return of capital on equity method investments and $92 in capital expenditures. Additionally, the nine months ended September 30, 2021 includes non-cash transfers of investments to settle amounts owed for funds held for reinsurance agreements by $13,562 and accounts payable and accrued expenses by $26,211. Net cash provided by investing activities for the nine months ended September 30, 2020 includes $5,249 net cash received from the purchase and sale of investments, $11,891 cash received in the acquisition of Compstar, $3,000 in cash received for the sale of equity method investments, $115 received for the return of capital on equity method investments, $1,098 in cash used in the acquisition of a subsidiary, net of cash received and $665 in capital expenditures.

Financing Activities: Net cash used in financing activities for the nine months ended September 30, 2021 was $1,125 compared to net cash provided by financing activities of $59,662 for the same period in 2020. Net cash used in financing activities for the nine months ended September 30, 2021 primarily includes the principal payments made on the Company's debt. Net cash provided by financing activities for the nine months ended September 30, 2020 included by $99,643 of net cash proceeds received from the Company's IPO, $19,496 in distributions to pre-IPO unitholders, $9,336 in cash for principal payments, net of proceeds from the credit agreement, cash paid for deferred offering costs of $5,839, and cash used in the buyback of redeemable preferred stock $5,100.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, Trean Corporation and Trean Compstar entered into a credit agreement with First Horizon Bank (formerly, First Tennessee Bank National Association) (the "2018 First Horizon Credit Agreement"), which included a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million.

On May 26, 2020, the Company entered into an Amended and Restated Credit Agreement with First Horizon Bank, which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. Borrowings under the facility are secured by substantially all of the assets of the Company other than Benchmark Holding Company and its subsidiaries. The loan has a variable interest rate of 3-month LIBOR plus 4.50%, which was 4.65% as of September 30, 2021 and 4.72% as of December 31, 2020 (under the 2018 First Horizon Credit Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

Reinsurance

We cede a portion of the risk we accept on our balance sheet to third-party reinsurers through a variety of reinsurance arrangements. We manage these arrangements to align risks with our Program Partners, optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements, as well as to limit our maximum loss resulting from a single program or a single event. We utilize both quota share and excess of loss ("XOL") reinsurance as tools in our overall risk management strategy to achieve these goals, usually in conjunction with each other. Quota share reinsurance involves the proportional sharing of premiums and losses of each defined program. We utilize quota share reinsurance for several purposes, including (i) to cede risk to Program Partners, which allows us to share economics and align incentives and (ii) to cede risk to third-party reinsurers in order to manage our net written premiums appropriately based on our financial objectives, capital base, A.M. Best financial strength rating and risk appetite. It is a core pillar of our underwriting philosophy that Program Partners retain a portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs, and leads to better underwriting results. Under XOL reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit, and are customized per program or across multiple programs. We utilize XOL reinsurance to protect against catastrophic or other unforeseen extreme loss activity that could otherwise negatively impact our profitability and capital base. The majority of our exposure to catastrophe risk stems from the workers’ compensation premium we retain. Potential catastrophic events include an earthquake, terrorism, or another event that could cause more than one covered employee working at the same location to be injured in the event. We believe we mitigate this risk by our focus on small- to mid-sized accounts, which means that we generally do not have concentrated employee counts at single locations that could be exposed to a catastrophic loss. The cost and limits of the reinsurance coverage we purchase vary from year to year based on the availability of quality reinsurance at an acceptable price and our desired level of retention.

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

Contractual Obligations and Commitments

There have been no material changes in the Company's contractual obligations as of September 30, 2021 compared to December 31, 2020.

Financial condition

Stockholders' Equity

As of September 30, 2021, total stockholders' equity was $422,292, compared to $410,107 as of December 31, 2020, an increase of $12,185. The increase in stockholders' equity over the period was driven primarily by $11,180 of net comprehensive income.

We had $4,091 of unrecognized stock compensation as of September 30, 2021 related to non-vested stock compensation granted. The Company recognized $1,098 of stock compensation during the nine months ended September 30, 2021.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments, and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $425,596 at September 30, 2021, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$26,811	$26,947
Foreign governments	2,500	2,500
States, territories and possessions	7,937	8,116
Political subdivisions of states, territories and possessions	31,709	32,552
Special revenue and special assessment obligations	88,998	91,568
Industrial and public utilities	97,169	100,815
Commercial mortgage-backed securities	104,888	104,435
Residential mortgage-backed securities	15,010	16,006
Other loan-backed securities	42,161	42,545
Hybrid securities	105	112
Total fixed maturities	417,288	425,596
Equity securities:
Preferred stock	243	231
Common stock	741	741
Total equity securities	984	972
Total investments	$418,272	$426,568

	December 31, 2020
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$17,471
Foreign governments	300	302
States, territories and possessions	7,500	7,774
Political subdivisions of states, territories and possessions	31,759	33,212
Special revenue and special assessment obligations	77,329	81,714
Industrial and public utilities	107,017	113,741
Commercial mortgage-backed securities	16,242	18,066
Residential mortgage-backed securities	91,478	93,017
Other loan-backed securities	39,293	39,945
Hybrid securities	356	362
Total fixed maturities	388,409	405,604
Equity securities:
Preferred stock	243	240
Common stock	1,554	3,534
Total equity securities	1,797	3,774
Total investments	$390,206	$409,378

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of September 30, 2021 and December 31, 2020 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	September 30, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$74,036	17.4%
AA	242,911	57.1%
A	75,596	17.8%
BBB	32,049	7.5%
BB	954	0.2%
Below investment grade	50	—%
Total fixed maturities	$425,596	100.0%

	December 31, 2020
(in thousands, except percentages)	Fair Value	% of Total
AAA	$59,887	14.8%
AA	224,371	55.3%
A	89,975	22.2%
BBB	29,404	7.2%
BB	1,921	0.5%
Below investment grade	46	—%
Total fixed maturities	$405,604	100.0%

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates, and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity rate risk, which are described in detail in Item 7A — "Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Form 10-K. We do not have exposure to foreign currency exchange rate risk or commodity risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table sets forth information concerning purchases of our common stock for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	5,638	$14.46	—	—
August 1, 2021 - August 31, 2021	—	$—	—	—
September 1, 2021 - September 30, 2021	624	$10.53	—	—
	6,262		—

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

TREAN INSURANCE GROUP, INC.

Date:	November 12, 2021	By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Nicholas J. Vassallo
Nicholas J. Vassallo
Chief Financial Officer
(Principal Financial Officer)