Form 10-K
period 2021-12-31
Trean Insurance Group, Inc.
filed 2022-03-16
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2021, of voting shares held by non-affiliates of the registrant was approximately $338,889,839.
As of March 9, 2022, there were 51,176,887 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, assumptions and other factors, which in many cases are beyond our control, as described in "Item 1A — Risk Factors", and elsewhere in this Annual Report on Form 10-K. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in the future that could have material effects on our business, operations and financial condition. We cannot assure you that the results, events and circumstances reflected in the forward‑looking statements reflected in this Annual Report on Form 10-K and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward‑looking statements.

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

The forward‑looking statements made in this Annual Report on Form 10-K speak only as of the date on which such statements are made. We undertake no obligation, and do not intend, to update any forward‑looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by applicable securities laws or other rules and regulations of the SEC.

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
•We may be unable to maintain third-party software licenses or errors in their software;
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
•Our principal stockholders could sell their interests in us to a third-party in a private transaction;
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
•If we are unable to maintain effective internal controls, our financial reporting could suffer;
•The effects of litigation on our business are uncertain;
•The Court of Chancery of the State of Delaware is the exclusive forum for certain disputes which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Item 1. Business

Trean Insurance Group, Inc. ("we" or the "Company") is an established, growth-oriented company providing products and services to the specialty insurance market. Historically, we have focused on specialty casualty markets that we believe are underserved and where our expertise allows us to achieve higher rates, such as niche workers’ compensation markets and small- to mid-sized specialty casualty insurance programs. We underwrite specialty casualty insurance products both through our Program Partners and Owned Managing General Agents ("MGAs"). We also provide our Program Partners with a variety of services including issuing carrier services, claims administration and reinsurance brokerage, from which we generate recurring fee-based revenues. We believe the business that we target is generally subject to less competition and has better pricing, which we believe allows us to generate higher risk-adjusted returns. We believe many of our target markets are experiencing strong secular tailwinds and consequently are growing more quickly than the broader market.

We believe that a number of differentiating factors have contributed to our ability to achieve results and growth that historically have outperformed the broader insurance industry. We believe our multi-service value proposition represents a competitive advantage in our target markets, drives deep integration with our Program Partners and allows us to generate more diversified revenue streams. We seek to carefully identify and select our Program Partners, ensure we have closely aligned interests, and grow and expand these relationships over time. We believe we have a competitive advantage in claims management for longer-tailed lines, specifically workers’ compensation, where our in-house capabilities and differentiated philosophy enable us to have lower claims costs and to settle claims more quickly than many of our competitors. Our business strategy is supported by robust controls surrounding program design and underwriting, ongoing monitoring and reinsurance and collateral management as evidenced by our "A" (Excellent) financial strength rating, with a stable outlook, by A.M. Best Company ("A.M. Best"), a leading rating agency for the insurance industry. This rating is based on matters of concern to policyholders and is not designed or intended for use by investors in evaluating our securities. Our management team has decades of insurance industry experience across underwriting as well as program administration, reinsurance, claims and distribution.

The Company and its subsidiaries are licensed to write business across 49 states and the District of Columbia. We seek to write business in states through select distribution outlets with the potential for attractive underwriting margins, and focus on markets with higher than average premium growth trends. California, Texas and Michigan are our largest markets, representing approximately 28%, 13% and 7%, respectively, of our gross written premiums for the year ended December 31, 2021.

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

In July 2015, we sold an equity stake of 36.4% to certain entities affiliated with Altaris Capital Partners, LLC, a private equity firm (collectively, the "Altaris Funds"). The Altaris Funds subsequently made additional equity investments and owned approximately 47% of our Company's outstanding common stock as of December 31, 2021.

We have historically made equity investments in or acquired long-term partners where we believe they can add substantial value to our business. In 2013, we acquired S&C Claims Services, which, prior to the acquisition, had been handling our workers’ compensation claims for over 10 years. In 2017, we acquired American Liberty Insurance Company ("ALIC"), a Utah-domiciled insurance company that was a former Program Partner and writes workers’ compensation insurance. ALIC is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 38 states and the District of Columbia. In 2018, we acquired ownership interests in two additional Program Partners: (i) a 45% common equity ownership in Compstar Holding Company LLC, the parent company of Compstar Insurance Services, LLC, an MGA underwriting workers’ compensation insurance coverage for California contractors; and (ii) a 100% ownership of Westcap, an MGA underwriting general liability insurance coverages for California contractors. In 2020, we acquired: (i) the remaining equity interest in Compstar Holding Company LLC; and (ii) a 100% ownership interest in 7710 Insurance Company ("7710"), a South Carolina-domiciled insurance company that was a former Program Partner and writes workers' compensation insurance, along with its associated program manager and agency. 7710 is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 9 states. In 2021, we acquired Western Integrated Care, LLC ("WIC"), a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment.

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

On May 19, 2021, we closed the sale of 5,000,000 shares of its common stock, comprised entirely of shares sold by selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders in this offering. As a result of this offering, the Altaris Funds no longer beneficially own more than 50% of the outstanding common stock of the Company, and we are no longer a "controlled company" within the meaning of the Nasdaq listing rules.

Our structure

The chart below displays our corporate structure:

Trean Insurance Group, Inc.

Trean Compstar Holdings LLC		Trean Corporation			Benchmark Holding Company

Compstar Holding Company LLC	Trean Reinsurance Services LLC	Benchmark Administrators LLC	Western Integrated Care LLC	Westcap Insurance Services LLC	Benchmark Insurance Company	American Liberty Insurance Company

					Benchmark Specialty Insurance Company	7710 Insurance Company
Compstar Insurance Services LLC

Our competitive strengths

We believe that our competitive strengths include:

Expertise and focus in underserved specialty casualty insurance markets. We focus on select markets that we believe are underserved and where we can achieve higher rates, including niche workers’ compensation markets and small- to mid-sized specialty casualty insurance programs. We believe we have few competitors in our target markets due to the specialized knowledge, broad licensing and filing authority requirements and complex operational systems necessary to profitably manage these traditionally longer-tailed lines of business. We believe that most other companies of our size and smaller do not possess these capabilities to the degree needed to be competitive with us, while most larger companies that do have the required expertise and capabilities in these areas tend not to participate in our target markets because their business models eschew the type of customized solutions that are needed when working with smaller, more entrepreneurial partners.

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

Long-term, carefully selected and aligned relationships with Program Partners. We carefully select the Program Partners we choose to do business with, and design our programs to align risks between parties. We select programs with the intention of building long-term relationships, where our business philosophies align and our Program Partners can grow alongside us. Our management team carefully evaluates potential new programs in conjunction with our underwriting and actuarial departments. We only accept programs that meet our stringent underwriting and actuarial requirements. For the year ended December 31, 2021, we declined approximately 96% of the new opportunities that we evaluated. For every Program Partner we select, we work with them to appropriately align interests and to establish rigorous ongoing reporting and auditing requirements upfront.

Differentiated in-house claims management. We believe that proactively managing our claims, while also accurately setting reserves, is a key aspect of keeping our losses low. In our workers’ compensation business, our claims philosophy is to provide an injured employee high-quality medical care as quickly as possible in order to reduce pain, accelerate healing and lead to a faster and more complete recovery.

Once an injured employee has healed, we aim to settle the claim and obtain a full and complete release of the claim at the earliest opportunity. In California, for the claim year ended December 31, 2020, valued as of December 31, 2021, our average medical cost for the workers' compensation market was $9,030 per claim compared to the California workers' compensation industry average of $27,940, as reported by the Workers' Compensation Insurance Rating Bureau ("WCIRB") at September 30, 2021. For the claim year ended December 31, 2020, we also closed 65% of our workers' compensation claims in California within the calendar year following the accident year, compared with the industry average of 34%, as reported by the WCIRB at September 30, 2021. To provide our policyholders these processing results, we currently average 93 open claims per claims adjuster. In comparison, the 2020 Workers’ Compensation Benchmarking Study by Rising Medical Solutions found that 61% of third-party administrators ("TPAs") had over 100 open claims per claims adjuster.

Significant fee-based income. Our business model generates significant fee-based income from multiple sources including issuing carrier services, claims administration and reinsurance brokerage. For the years ended December 31, 2021, 2020 and 2019, our fee-based income accounted for approximately 4.7%, 5.9% and 8.6% of total revenue, respectively. All of our fee-based income accrues outside of our regulated insurance companies, which we believe enhances our organization’s financial flexibility and increases the visibility of our earnings. Within our insurance companies, we cede a significant portion of the risk we originate to our reinsurance partners. These agreements enable us to maintain broader relationships with our Program Partners than our current capital base would otherwise enable. We believe that our strategy has allowed us to scale our business and provides a consistent fee-based income stream to complement our profitable underwriting business, thus providing us with greater revenue opportunities from our Program Partners than we would be able to access in a traditional insurance underwriter model.

Disciplined risk management across our organization. Our disciplined approach to risk management begins with the extensive due diligence performed during our Program Partner selection process and continues throughout the relationship. We have rigorous ongoing controls and reporting requirements, including with respect to underwriting and ongoing Program Partner diligence. Similarly, we maintain rigorous controls over our reinsurance exposures by maintaining stringent collateral requirements to limit our credit exposure. As a result of providing multiple services to our Program Partners, we have numerous touch points and are in regular communication regarding underwriting, claims handling, reinsurance placement and collateral management, which we believe enhances our ability to manage risks to our organization.

Entrepreneurial and highly experienced management team. Our management team is highly experienced with decades of experience in specialty insurance markets. In addition to this significant industry experience, our team has a long history of continuity in our business. Our business has been led by our Chief Executive Officer and founder Andrew M. O’Brien since its inception in 1996.

Our strategy

We believe that our approach will allow us to continue to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Growing within our existing markets. We focus on lines of business that have large markets, including workers' compensation with $51 billion of premiums and all of our other lines of business written with $345 billion in premiums in the United States in 2020 according to S&P Global. By comparison, we generated $634.2 million, $484.2 million and $411.4 million of gross written premiums for the years ended December 31, 2021, 2020 and 2019, respectively. We select Program Partners operating in our target markets with whom we believe we can partner to grow within these significant markets. In addition, Benchmark Specialty Insurance Company ("BSIC"), which was created in 2021, will write specialty/niche products through separate program partners, which will provide the group with expanded geographic diversification, rate flexibility and new product offerings on a non-admitted basis opening the excess and surplus lines $66.1 billion market.

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

Opportunistically grow and maintain our Owned MGA business through acquisitions. From time to time, we may have the opportunity to deepen our relationships with our existing Program Partners by acquiring equity interests from their management teams. Since 2013, we have successfully completed nine acquisitions of companies with which we have had prior relationships. Seven of these companies write premiums which represented more than 40% of our gross written premiums for the year ended December 31, 2021.

Strengthen and harness our strong and growing capital base. Despite our relatively modest historical balance sheet, we have grown our premiums through the significant use of reinsurance. As our capital base has grown, new opportunities have emerged for us. Of particular note, in 2019, A.M. Best upgraded our insurance companies from an "A-" to an "A" (Excellent) (Outlook Stable) financial strength rating, which we believe differentiates us in the markets in which we operate. As we continue to grow, we believe that we will have the opportunity to access additional business and to retain more profitable business that we have historically ceded to the reinsurance markets.

Maintaining our focus on long-term profitability and growth. Our competitive advantages, including our focus on underserved markets, have enabled us to grow our gross written premiums to $634.2 million for 2021 at a CAGR of 27.9% since 2015, while maintaining an average return on equity of approximately 19% and an average adjusted return on equity of approximately 17% for the same time period. As we seek to grow our business, we remain disciplined in targeting classes of business and markets where we believe we can generate attractive returns. Rather than make decisions based on where we are in the market cycle, we focus on selecting high-quality programs, only pursuing opportunities that we expect to meet our pricing and risk requirements over the long-term. We will not participate in markets where we do not believe our business model can add incremental risk-adjusted value.

Maintain disciplined controls over our key business risks. In order to maintain our underwriting profitability, we have systematic underwriting and risk monitoring processes across our business. We believe our risk management is enhanced by the fact that we provide multiple services to many of our Program Partners and thus are in regular communication with them regarding underwriting, claims handling, reinsurance placement and collateral management. We seek to swiftly identify, correct and, if necessary, terminate relationships with Program Partners that are not producing targeted underwriting results, writing exposures outside of agreed upon risk tolerances or not meeting their collateral or other commitments to us.

Products and services

We have historically provided products and services to our target markets in the specialty casualty insurance market. We underwrite specialty casualty insurance products both through our Program Partners, programs where we partner with other organizations, and our Owned MGAs. Our insurance product offerings include workers’ compensation, other liability, accident and health, and other lines of business. We also provide our Program Partners with a variety of services from which we generate recurring fee-based revenues, including reinsurance brokerage and, in particular, issuing carrier or "fronting" services.

Owned MGA's and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	The Year Ended December 31, 2021
	Owned MGAs	Program Partner	Total
Gross written premiums	$268,943	$365,221	$634,164
Increase in gross unearned premiums	(25)	(61,886)	(61,911)
Gross earned premiums	268,918	303,335	572,253
Ceded earned premiums	(144,375)	(229,198)	(373,573)
Net earned premiums	$124,543	$74,137	$198,680

Direct commissions	32,351	73,614	105,965
Ceding commission	(44,168)	(76,520)	(120,688)
Net commissions	$(11,817)	$(2,906)	$(14,723)

Direct commissions rate(1)	12.0%	24.3%	18.5%
Ceding commissions rate(2)	30.6%	33.4%	32.3%

(1) Direct commissions as a percentage of gross earned premiums.
(2) Ceding commissions as a percentage of ceded earned premiums.

We utilize both quota share and catastrophe XOL contracts in our reinsurance strategy for our Owned MGAs and Program Partners. Direct commissions for Program Partners include third-party agent commissions and MGA service fees, while Owned MGAs direct commissions includes only third-party agent commissions, while the expenses associated with MGA services are included in general and administrative operating expenses. The ceding commission rates vary based on a number of factors including: the line of business, negotiated reinsurance terms, and program cost structures. For the year ended December 31, 2021, the Company retained 46.3% and 24.4% of gross earned premiums for Owned MGAs and Program Partners, respectively. The loss ratios for Owned MGAs and Program Partners for the year ended December 31, 2021 were 67.6% and 62.9%, respectively, resulting in a consolidated loss ratio of 65.8%.

The following table shows our gross written premiums by insurance product for the years ended December 31, 2021, 2020 and 2019, in thousands.

	Year Ended December 31,
	2021	2020	2019
Workers' compensation	$376,819	$368,949	$340,444
Other liability - occurrence	72,306	25,531	20,129
Commercial auto liability	53,959	25,301	9,935
Homeowners multiple peril	38,023	17,356	—
Commercial multiple peril	37,496	24,930	17,662
Group accident and health	32,565	2,375	7,678
Auto physical damage	13,746	7,340	4,843
Excess workers' compensation	5,587	3,986	2,539
Boiler and machinery	1,782	1,253	783
Inland marine	1,157	25	4
Products liability - occurrence	487	7,033	7,368
Fire	201	129	64
Surety	36	41	52
Private passenger auto liability	—	—	(100)
Total	$634,164	$484,249	$411,401

In total, we are licensed in 49 states and the District of Columbia. The following table shows our gross written premiums by state for the years ended December 31, 2021, 2020 and 2019, in thousands.

	Year Ended December 31,
	2021	2020	2019
California	$179,426	$203,421	$202,446
Texas	85,154	28,909	*
Michigan	46,271	41,830	38,174
Florida	27,982	*	*
Arizona	26,272	27,950	34,215
Georgia	25,619	12,869	*
Alabama	20,991	17,549	12,946
Pennsylvania	20,375	10,498	*
Tennessee	15,966	12,347	8,065
Louisiana	14,124	*	*
Other geographical areas	171,984	128,876	115,555
Total	$634,164	$484,249	$411,401

* Amount was included in other geographical areas for the years ended December 31, 2020 and 2019 and therefore, is not presented.

Workers’ compensation
We offer workers’ compensation insurance through both our Owned MGAs and our Program Partners. California, Arizona and Florida represented 41.5%, 6.3% and 5.3%, respectively, of our workers’ compensation gross written premiums for the year ended December 31, 2021. We write business across a variety of industries and hazard classes. The construction industry is our largest industry exposure, representing 25% of premiums written for the year ended December 31, 2021. The workers’ compensation insurance industry classifies risks into hazard groups defined by the National Council on Compensation

Insurance, or NCCI, and based on severity, with employers in lower groups having lower cost claims. Our premiums are spread across hazard classes. We target accounts that we believe offer greater risk-adjusted returns, such as small accounts that are less subject to competition, or accounts with high experience modification factors that our underwriters assess to be attractively priced for the potential risk. Experience modification factors are determined by state insurance regulators based on the insured’s historical loss experience.

We do not write accounts that we believe present exposure to catastrophic risk. The average workers’ compensation premium per policy written by us was $14,779 and $16,187 for the years ended December 31, 2021 and 2020, respectively.

We manage workers’ compensation claims administration for all of our Owned MGAs and for several of our Program Partners. We believe that our claims philosophy has been a key differentiating factor allowing us to maintain lower loss ratios and settle claims quickly. Our workers’ compensation programs are supported by various quota share and excess of loss reinsurance facilities, which we utilize to align risk with our Program Partners and optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements. We ceded 57.6% and 73.0% of gross workers’ compensation premiums earned to third-party insurers for the year ended December 31, 2021 and 2020, respectively.

The following exhibits illustrate our business mix of workers’ compensation gross written premiums by industry and hazard class for the year ended December 31, 2021.

Other liability
We offer other liability insurance products through both our Owned MGAs and our Program Partners. We target segments of the market that we believe are underserved or mispriced, such as California contractors with an average of five employees.

The other liability products that we offer through our Owned MGAs include admitted general liability and construction defect products offered to small contractors that protect them against claims from third parties. We distribute these products through select wholesale brokers in California. Additionally, through several of our Program Partners, we write 12 other liability insurance products in 49 states and the District of Columbia. Our claims personnel administer claims for our Owned MGA other liability products. We ceded approximately 79.1% and 82.9% of our gross other liability premiums earned to third-party insurers for the years ended December 31, 2021 and 2020, respectively.

Issuing carrier services
We provide issuing carrier services to several of our Program Partners who offer workers' compensation, commercial multi-peril, personal auto and commercial auto and other liability insurance. In these relationships, we act as the policy-issuing insurance carrier for our Program Partner and transfer all or a substantial portion of the underwriting risk to third-party reinsurers. When we enter into issuing carrier relationships, we typically receive reinsurance ceding commissions at rates that include our fronting service from our reinsurers who are both Program Partners and/or third-party reinsurers. Reinsurance ceding commissions vary based on the line of business and premium volume. We provide issuing carrier services across each of our insurance products. For the year ended December 31, 2021, 2020 and 2019, reinsurance ceding commissions from issuing carrier services were $86.9 million, $71.8 million and $87.7 million, respectively, and are recognized as a reduction of direct insurance commission expense within 'General and administrative expenses' in the consolidated statement of operations.

Reinsurance brokerage services
Our reinsurance brokerage services division provides reinsurance placement, servicing and renewal services to small- to mid-sized insurance organizations, including most of our Program Partners and additional third-party insurance organizations. We earn commissions for structuring and placing reinsurance coverage on behalf of our clients. Commissions are based on a percentage of premiums ceded to reinsurers and vary by type or complexity of reinsurance coverage. Our reinsurance brokerage services are a valuable risk management tool in our relationships with our Program Partners, as we typically require the use of our reinsurance brokerage services to place and structure reinsurance prior to the inception of a new program. For the years ended December 31, 2021, 2020 and 2019, reinsurance brokerage generated $7.0 million, $9.0 million and 5.8 million in revenue, which is included in Other revenue.

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

Marketing and distribution

We market and distribute our products through several channels. Our Owned MGAs market through both retail agents and wholesale brokers, and our reinsurance brokerage services division actively markets our services directly to prospective clients. Additionally, we distribute products and services to our Program Partners, which comprise program administrators and insurance carriers. Since we focus on smaller accounts, we do not market our products and services through large insurance brokers. For the year ended December 31, 2021, our Owned MGAs represented 42% of our gross written premiums, Program Partners represented 57% of gross written premiums and national insurance pools represented 1% of gross written premiums. For the year ended December 31, 2020, our Owned MGAs represented 59% of our gross written premiums, Program Partners represented 40% of gross written premiums and national insurance pools represented 1% of gross written premiums. For the year ended December 31, 2019, our Owned MGA's represented 64% of our gross written premiums, Program Partners represented 35% of gross written premiums and national insurance pools represented 1% of gross written premiums.

Retail agents
We distribute our Owned MGA workers’ compensation products through approximately 1,122 retail agents. We target retail agents with experience and distribution capabilities in our target markets. Retail agents must demonstrate an ability to produce both our desired quality and quantity of business. To assist with this goal, our underwriters regularly visit our retail brokers to market and discuss the products we offer. We terminate retail agents who are unable to produce consistently profitable business or who produce unacceptably low volumes of business.

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

Reinsurance brokerage services
Our reinsurance brokerage services division actively markets our reinsurance services to small- and mid- sized program administrators and other insurance organizations. The primary focus of our reinsurance brokerage services division is to place reinsurance for our program partners, direct business and third parties. We are also able to leverage our reinsurance brokerage relationships to cultivate new Program Partner relationships and market our other services. The majority of our current Program Partner relationships originated as an introduction from our reinsurance brokerage services division.

Program administrators
We partner with select program administrators across each of our target markets to harness the efficiency and scale of these organizations’ marketing and distribution infrastructures. Through these relationships, we are able to access national distribution channels or write specialized risks in our target markets efficiently. Generally, policies bound by our program administrators are underwritten according to strict underwriting guidelines that we establish with each program administrator. We have long relationships with many of our program administrators and, in most cases, we have had an existing relationship with a program administrator before adding it as a new Program Partner. For example, we may have previously provided the program with reinsurance placement or consulting services, or worked with the key principals of the prospective Program Partner at their prior organization. We believe program administrators value our multi-service offering and capabilities and the flexibility with which we can offer these services. In addition to underwriting insurance products through program administrators, we provide these organizations with issuing carrier services and reinsurance brokerage services.

Carrier and other partnerships
Given our unique focus on flexible multi-service offering, we are a partner of choice for small- to mid-sized insurance carriers seeking a specialty casualty insurance partner to satisfy insurance department requirements, provide comprehensive management solutions or transfer certain classes of risk. We have partnerships with insurance companies, risk retention groups, trusts and state insurance pools.

Program selection, underwriting and controls

Program selection
Given our position and reputation in the market, we are presented with more new program opportunities than we choose to write, allowing us to be highly selective with respect to the Program Partners with whom we choose to partner. We decline approximately 96% of the new opportunities we are presented with prior to or through our pre-screening process. We typically source new opportunities through our reinsurance brokerage services business or through referrals from existing Program Partners. For each new opportunity that we choose to evaluate, we conduct a comprehensive pre-screening of the company, including an evaluation of its philosophy, size, past performance, future performance targets and above all, compatibility with our operating model, risk appetite and existing book of business. Our target Program Partners tend to have several, if not all, of the following traits:

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

Underwriting and program design
For opportunities that are acceptable to us through the pre-screening process, we conduct rigorous underwriting due diligence prior to entering into a partnership. As part of this process, our due diligence team collects and analyzes data relating to the organization’s operating, underwriting, financial and biographical information to prepare an initial due diligence file for our Underwriting Committee. Our Underwriting Committee is led by our CEO and consists of members with expertise in underwriting and finance. In 2021, 4 out of 90 submissions were approved by the Underwriting Committee. If the Underwriting Committee approves the submission on a provisional basis, we then conduct comprehensive underwriting, claims and financial diligence on the potential Program Partner. This includes inviting the potential Program Partner’s management for an on-site meeting at our Wayzata headquarters and on-site diligence of the potential Program Partner.

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

For business where we manage the claims, our experienced claims team actively manages the claims. In our largest line of business, workers’ compensation, our philosophy is to provide an injured employee with the high-quality medical care as quickly as possible to reduce pain, expedite healing and lead to a faster and more complete recovery. Once an injured employee has healed, we aim to fully settle and achieve a full and complete release of the claim at the earliest opportunity. This approach to claims management enables us to lower our claim costs and settle the ultimate claim reserves more quickly. In order to achieve these outcomes, we manage our claims organization to ensure that each of our claims personnel is responsible for lower than industry average claims files per claims adjuster.

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

Reinsurance

We cede a portion of the risk we accept on our balance sheet to third-party reinsurers through a variety of reinsurance arrangements. We manage these arrangements to align risks with our Program Partners, optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements, as well as to limit our maximum loss resulting from a single program or a single event. We utilize both quota share and excess of loss ("XOL") reinsurance as tools in our overall risk management strategy to achieve these goals, usually in conjunction with each other. Quota share reinsurance involves the proportional sharing of premiums and losses of each defined program. We utilize quota share reinsurance for several purposes, including (i) to cede risk to Program Partners, which allows us to share economics and align incentives and (ii) to cede risk to third-party reinsurers in order to manage our net written premiums appropriately based on our financial objectives, capital base, A.M. Best financial strength rating and risk appetite. It is a core pillar of our underwriting philosophy that Program Partners retain a portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs and leads to better underwriting results. Under XOL reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit, and are customized per program or across multiple programs. We utilize XOL reinsurance to protect against catastrophic or other unforeseen extreme loss activity that could otherwise negatively impact our profitability and capital base. The majority of our exposure to catastrophic risk stems from the workers' compensation premium we retain. Potential catastrophic events include an earthquake, terrorism or another event. We believe we mitigate risk by our focus on small-to mid-sized accounts, which means that we generally do not have concentrated employee counts at a single location that could be exposed to a catastrophic loss. The cost and limits of the reinsurance coverage we purchase vary from year to year based on the availability of quality reinsurance at an acceptable price and our desired level of retention.

Our XOL reinsurance structure consolidates multiple programs under a single XOL reinsurance program comprised of two excess of loss reinsurance agreements with four professional reinsurers. We believe this structure significantly decreases our cost of reinsurance compared with each program maintaining its own XOL reinsurance program. As of December 31, 2021, we had $2 million retention of which is reinsured under various quota share reinsurance agreements at a weighted average rate of 37%, based on 2021 premiums for the applicable programs. These agreements apply to programs that accounted for 87% of workers' compensation premiums for the year ended December 31, 2021. We have the following XOL coverage:

▪0% of $3 million of losses in excess of $2 million as of December 31, 2021. Gross written premiums for the applicable programs for this layer accounted for 75% of workers' compensation premiums for the year ended December 31, 2021.
▪57.5% of $10 million of losses in excess of $5 million. Gross written premiums for the applicable programs for this layer accounted for 79% of workers' compensation premiums for the year ended December 31, 2021.
▪100% of $35 million of losses in excess of $15 million. Gross written premiums for the applicable programs for this layer accounted for 90% of workers' compensation premiums for the year ended December 31, 2021.

Summary workers' compensation reinsurance program

$50,000,000
7/1/2021 Excess of Loss Reinsurance $35M xs $15M Per Occurrence Risks Attaching

$15,000,000
	7/1/2021 Excess of Loss Reinsurance $10M xs $5M Per Occurrence Risks Attaching	7/1/2021 Excess of Loss Reinsurance $10M xs $5M Per Occurrence Risks Attaching Retention: 42.5%

$5,000,000
$3M xs $2M Retention: 100%

$2,000,000
	Quota Share Reinsurance First $2M Per Occurrence Risks Attaching	Quota Share Reinsurance First $2M Per Occurrence Risks Attaching - Retention: 63%[1]
$0

1 Quota share retention rate reflects a weighted rate based on 2021 gross written premiums for multiple contracts across multiple programs.

Collateral management

As a result of our extensive use of reinsurance in our business model, we effectively convert underwriting risk to credit risk of our Program Partners and other professional reinsurers. Accordingly, it is critical for the success of our business that we actively manage our credit exposures. We achieve this through active collateral management, including: (i) requiring our reinsurance partners who do not have an A.M. Best financial strength rating of "A-" or higher or who are not authorized reinsurers to post collateral equal to at least 100% of reserves for unearned premiums and losses and loss adjustment expense, including incurred but not yet reported ("IBNR") reserves, based on our assessment of expected losses; (ii) securing collateral by trust funds, letters of credit or, more frequently, funds withheld accounts; and (iii) reviewing collateral accounts on a monthly basis and secured with quarterly and annual "true-ups."

As of December 31, 2021, we had reinsurance recoverables on paid and unpaid losses of $377.2 million. Against these recoverables, we maintained $199.4 million of funds withheld and $151.4 million of other forms of collateral, for a total of approximately $350.8 million in credit protection from our reinsurers. As of December 31, 2021, we did not have any balance from reinsurers that was over 90 days old or in dispute and we held appropriate funding or collateral from all unauthorized reinsurers.

The following table sets forth our ten largest reinsurance recoverables by reinsurer as of December 31, 2021, in thousands:

Reinsurers:	A.M. Best Rating	Reinsurance Recoverables	Collateral	Net Recoverables
Markel Global	A	$74,584	$7,651	$66,933
Greenlight	A-	68,741	96,296	(27,555)
Provistar Insurance Company, Limited	NR	26,310	30,600	(4,290)
Employers National Insurance Company	NR	26,167	35,155	(8,988)
Arch Reinsurance Company (U.S.)	A+	25,541	3,491	22,050
Munich Reins America Incorporation	A+	20,185	—	20,185
First Insurance Company of OK (FICO)	NR	19,755	25,818	(6,062)
VGM Insurance Companies of America Limited	NR	15,705	26,976	(11,271)
Synergy Comp. Insurance Company	A-	11,720	14,622	(2,901)
Swiss Reinsurance America Corp	A+	8,772	1,718	7,054
Total		297,479	242,327	55,152
All other reinsurers		79,762	111,195	(31,433)
Total recoverables		$377,241	$353,522	$23,719

Technology

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

Reserves are estimates involving actuarial projections of the expected ultimate cost to settle and administer claims at a given time but are not expected to precisely represent the ultimate liability. Estimates are based on past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Such estimates are also based on facts and circumstances then known but are subject to significant uncertainty based on the outcome of various factors, such as future events, future trends in claim severity, inflation and changes in the judicial interpretation of policy provisions relating to the determination of coverage.

Reserves are set by our Reserve Committee in consultation with an independent third-party actuarial firm. Our Reserve Committee includes our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Senior Vice President of Underwriting, Corporate Controller and Insurance Divisional Controller. The Reserve Committee meets semi-annually to review the actuarial reserving recommendations made by the independent actuary. Our independent third-party actuarial firm reviews our net reserves at June 30 and September 30 of each year and performs a comprehensive review of all programs at each year-end.

As of December 31, 2021 we have had aggregate favorable development of $43.8 million on our reserve estimates since 2014, respectively.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$21,857	$21,831	$20,697	$21,053	$20,331	$20,058	$20,646	$20,690	$20,651	$20,548	$989	4,154
2013		24,661	24,755	24,280	21,361	21,342	21,506	21,465	21,631	21,671	1,674	4,491
2014			24,580	22,777	21,726	21,571	21,095	21,054	20,897	20,183	1,939	5,075
2015				25,757	26,614	26,414	25,450	25,650	22,518	22,516	2,671	6,474
2016					35,281	33,672	32,554	30,165	27,340	26,550	3,044	11,499
2017						43,499	35,113	32,685	30,847	29,783	4,406	17,062
2018							47,263	41,630	39,880	38,108	6,195	14,810
2019								57,778	51,598	51,824	10,840	13,086
2020									63,734	64,362	15,773	13,343
2021										127,981	41,149	18,290
										$423,526

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$6,143	$11,996	$14,480	$16,249	$17,196	$18,188	$19,098	$19,399	$19,704	$19,824
2013		6,799	12,602	15,984	17,708	19,246	19,712	20,129	20,121	20,617
2014			6,011	12,005	14,814	16,666	17,260	18,238	18,507	18,702
2015				6,275	13,785	16,512	18,046	18,923	19,340	19,685
2016					8,110	16,791	19,677	20,780	22,138	22,648
2017						8,903	17,555	20,809	22,673	23,727
2018							10,339	22,279	26,852	29,479
2019								13,215	27,174	33,678
2020									14,487	34,437
2021										38,435
										261,232
	All outstanding liabilities before 2012, net of reinsurance									5,157
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$167,451

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

As of December 31, 2021, we had approximately $402.2 million of total cash and invested assets, net of all collateral held on behalf of our Program Partners under reinsurance treaties. The weighted average rating of the fixed income portfolio is "AA" and the weighted average duration is approximately 4.0 years. The fixed income portfolio pre-tax book yield was 1.99%.

We hold funds withheld balances in separate accounts for the benefit of our Program Partners. The funds withheld assets and associated investment income belong to our various Program Partners. However, we require that the assets in these accounts be managed in accordance with our investment guidelines. As of December 31, 2021, we had $199.4 million of funds held under reinsurance treaties.

	December 31,
	2021			2020
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Fixed maturities:
U.S. government and government securities	$41,490	$41,434	8.8%	$17,135	$17,471	4.3%
Foreign governments	2,500	2,490	0.5%	300	302	0.1%
States, territories and possessions	10,593	10,766	2.3%	7,500	7,774	1.9%
Political subdivisions of states territories and possessions	39,170	40,002	8.5%	31,759	33,212	8.1%
Special revenue and special assessment obligations	93,664	95,991	20.3%	77,329	81,714	20.0%
Industrial and public utilities	100,774	103,257	21.9%	107,017	113,741	27.8%
Commercial mortgage-backed securities	119,378	118,218	25.0%	16,242	18,066	4.4%
Residential mortgage-backed securities	16,549	17,368	3.7%	91,478	93,017	22.7%
Other loan-backed securities	41,236	41,425	8.8%	39,293	39,945	9.7%
Hybrid securities	105	110	—%	356	362	0.1%
Total fixed maturities	465,459	471,061	99.8%	388,409	405,604	99.1%
Equity securities:
Preferred stock	243	228	—%	243	240	0.1%
Common stock	741	741	0.2%	1,554	3,534	0.8%
Total equity securities	984	969	0.2%	1,797	3,774	0.9%
Total investments	$466,443	$472,030	100.0%	$390,206	$409,378	100.0%

	December 31,
	2021			2020
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Due in one year or less	$29,108	$29,329	6.2%	$25,844	$26,107	6.4%
Due after one year but before five years	117,366	119,275	25.3%	102,491	107,516	26.5%
Due after five years but before ten years	78,967	81,217	17.2%	61,952	67,091	16.5%
Due after ten years	62,855	64,229	13.6%	51,109	53,862	13.3%
Commercial mortgage-backed securities	119,378	118,218	25.2%	16,242	18,066	4.5%
Residential mortgage-backed securities	16,549	17,368	3.7%	91,478	93,017	22.9%
Other loan-backed securities	41,236	41,425	8.8%	39,293	39,945	9.9%
Total	$465,459	$471,061	100.0%	$388,409	$405,604	100.0%

	December 31,
	2021		2020
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Rating
AAA	$80,455	17.1%	$59,887	14.8%
AA	278,557	59.1%	224,371	55.3%
A	77,097	16.4%	89,975	22.2%
BBB	33,959	7.2%	29,404	7.2%
BB	947	0.2%	1,921	0.5%
Below investment grade	46	—%	46	—%
Total	$471,061	100.0%	$405,604	100.0%

Enterprise risk management

We designed and implemented an enterprise risk management ("ERM") program to identify, manage and mitigate the risks the company is exposed to. The board of directors and its committees are supported in their oversight of our ERM process by an ERM Committee consisting of seven senior executives who each represent a critical operating unit of ours.

Our board of directors, ERM committee and senior management have identified five key risk areas for oversight within the ERM framework. The five key risk areas are credit risk, market risk, underwriting risk, strategic risk and operational risk. Within each key risk, we have identified specific risk sub-categories leading to the identification and analysis of more granular risks. Through a documented analytical process, the ERM committee continually reviews and evaluates these risks to monitor their potential impact on our businesses and periodically reports its findings to the board of directors and its committees. Our board of directors believes this overall structure and analytical process creates effective risk identification, appetite determination, controls, oversight and management for our Company.

Competition

In general, the property and casualty ("P&C") insurance market is highly competitive. Some of our competitors have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. In the workers’ compensation insurance market, our competitors include insurance companies, state insurance pools and self-insurance funds. According to the most recent market data from S&P Global, approximately 250 insurance companies participated in the workers’ compensation market in 2020. We compete against State National Companies, Inc. and AF Group in the provision of issuing carrier services to program administrators.

Competition is based on many factors, including the reputation and experience of the insurer, coverages and services offered, pricing and other terms and conditions, speed of claims payment, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

As of March 2022, we have an "A" (Excellent) (Outlook Stable) financial strength rating ("FSR") from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best’s FSRs reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders.

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

Human capital

Overview
As of December 31, 2021, we had 355 employees. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement. We believe that our employee relationships are good.

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

Insurance regulation - General
Our insurance subsidiaries are subject to extensive regulation and supervision by the states in which they are domiciled, particularly with respect to their financial condition. Benchmark is domiciled in Kansas where it is regulated and supervised by the Kansas Insurance Department. Additionally, Benchmark is commercially domiciled in California, where it is regulated and supervised by the California Department of Insurance. ALIC is domiciled in Utah where it is regulated and supervised by the Utah Insurance Department. 7710 is domiciled in South Carolina where it is regulated and supervised by the South Carolina Department of Insurance. BSIC is domiciled in Arkansas where it is regulated and supervised by the Arkansas Department of Insurance. Our insurance subsidiaries are also subject to regulation by all states in which they transact business, which oversight in practice often focuses on review of their market conduct. Benchmark is licensed to conduct insurance business, and therefore, Benchmark is subject to regulation and supervision by insurance regulators, in 49 states and the District of Columbia. ALIC is licensed or eligible to conduct insurance business, and therefore, ALIC is subject to regulation and supervision by insurance regulators, in 38 states and the District of Columbia. 7710 is licensed or eligible to conduct insurance business, and therefore, 7710 is subject to regulation and supervision by insurance regulators, in 9 states. BSIC is licensed to conduct business in 1 state and is authorized to issue policies in 1 state. The extent and scope of insurance regulation varies between jurisdictions, but most jurisdictions have laws and regulations governing the financial security of insurers, including admittance of assets for purposes of calculating statutory surplus, standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurers.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. State statutes and regulations also prescribe the permitted types and concentrations of investments by insurers. The primary purpose of this insurance industry regulation is to protect policyholders. P&C insurance companies are required to file detailed quarterly and annual statements with insurance regulatory authorities in each of the jurisdictions in which they are licensed or eligible to do business, and their operations and accounts are subject to periodic examination by such authorities. In connection with the continued licensing of insurance companies, regulators have discretionary authority to limit or prohibit the ability to issue new policies if, in their judgment, the regulators determine that an insurer is not maintaining minimum statutory surplus or capital or if the further transaction of business will be detrimental to its policyholders.

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Kansas, California, Utah, Arkansas and South Carolina.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively; or (ii) 100% of net income during the applicable twelve-month period (not including realized gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department; or (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of ALIC's own securities.

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of the 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710’s own securities.

Under Arkansas law, dividends payable from BSIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of BSIC’s surplus as shown on the last statutory financial statement on file with the Arkansas Insurance Department; or (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of BSIC's own securities.

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

Insurance holding company regulation
We are an insurance holding company and, together with our insurance subsidiaries and our other subsidiaries and affiliates, are subject to the insurance holding company system laws of Kansas, California, Utah, Arkansas and South Carolina. These laws vary across jurisdictions, but generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the jurisdiction’s insurance regulatory authorities, to file reports disclosing certain information, including their capital structure, ownership, management, financial condition, enterprise risk and own risk and solvency assessment.

These laws also require disclosure of certain qualifying transactions between or among our insurance subsidiaries and us or any of our other subsidiaries or affiliates to which one or more of our insurance subsidiaries is a party. Such transactions could include loans, investments, sales, service agreements and reinsurance agreements among other similar inter-affiliate transactions. These laws also require that inter-company transactions be fair and reasonable. In certain circumstances, the insurance company must give prior notice of the transaction to the insurance department in its state of domicile, and the insurance department must either approve or disapprove the subject inter-company transaction within defined periods. Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer’s outstanding liabilities and its financial needs.

The insurance holding company laws in some states, including Kansas, California, Utah, Arkansas and South Carolina, require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s parent company. Generally, to obtain approval from the insurance commissioner for any acquisition of control of an insurance company or its parent company, the proposed acquirer must file with the applicable commissioner an application containing certain information including with respect to the participant companies in and terms of the transaction. Different jurisdictions may have requirements for prior approval of any acquisition of control of any insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control.

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

Statutory examinations
We are required to file detailed quarterly and annual financial statements, in accordance with prescribed statutory accounting rules with regulatory officials in each of the jurisdictions in which we do business. As part of their routine regulatory oversight process, the Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department, the Arkansas Department of Insurance, and the South Carolina Department of Insurance conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of our insurance subsidiaries domiciled in their states.

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

Risk-based capital requirements
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital ("RBC") requirements for P&C insurers. All states have adopted the NAIC’s model law or a substantively similar law. The NAIC Risk-Based Capital Model Act requires insurance companies to submit an annual RBC Report, which compares an insurer’s Total Adjusted Capital with its Authorized Control Level RBC. A company’s RBC is calculated by using a specified formula that applies factors to various specified asset, premium, claim, expense and reserve items. The factors are higher for those items with greater underlying risk and lower for items with less underlying risk.

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

Market conduct
Our insurance subsidiaries are subject to periodic market conduct exams ("MCE") in any jurisdiction where they do business. An MCE typically entails review of business activities, such as operations and management, complaint handling, marketing and sales, producer licensing, policyholder service, underwriting and rating and claims handling. Regulators may impose fines and penalties upon finding violations of regulations governing such business activities.

Rate and form approvals
Our insurance subsidiaries may be subject to each state’s laws and regulations regarding rate and form approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to increase rates and the relative timing of the process can be dependent upon each state’s respective requirements.

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

Assessments against insurers
Under the insurance guaranty fund laws existing in each state and the District of Columbia., licensed insurers can be assessed by insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws provide for annual limits on the assessments and for an offset against state premium taxes. These premium tax offsets must be spread over future periods ranging from five to 20 years. Since these assessments typically are not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, we cannot accurately determine the amount or timing of any future assessments.

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

Statutory accounting principles
Statutory accounting principles ("SAP") are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

Potential issuing carrier restrictions
In certain states, including Florida and Kentucky, the Insurance Commissioner has the authority to prohibit an authorized insurer from acting as an issuing carrier for an unauthorized insurer. In addition, insurance departments in states that have no statutory or regulatory prohibition against an authorized insurer acting as an issuing carrier for an unauthorized insurer could deem the assuming insurer to be transacting insurance business without a license and the issuing carrier to be aiding and abetting the unauthorized sale of insurance.

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

The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the "Model Holding Company Act") and its Insurance Holding Company System Model Regulation (the "Model Holding Company Regulation"). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation explicitly address "enterprise" risk – the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole – and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the Model Holding Company Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction. Some form of the 2010 amendments to the Model Holding Company Act has been adopted in all states.

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

Cybersecurity regulation
The NAIC adopted the Insurance Data Security Model Law in October 2017. As of the date of this Annual Report, 18 states, including South Carolina but not including Kansas, California, Arkansas or Utah, have adopted the model law or a variation of it. We expect that additional regulations could be enacted in other jurisdictions that could impact our cybersecurity program. Depending on these and other potential implementation requirements, we will likely incur additional costs of compliance.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC maintains a web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our web site, http://www.trean.com, as soon as reasonably practicable after they are filed electronically with the SEC. The information on our website is not a part of this Annual Report.

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
The global outbreak of COVID-19 continues to rapidly evolve and has resulted in quarantines, reductions in business activity, widespread unemployment and overall economic and financial market instability. In addition, the continuation of the COVID-19 pandemic and the economic impacts of COVID-19-related governmental actions may eventually have an impact on our premium revenue, our loss experience and loss expense, liquidity, regulatory capital and surplus and operations.

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
•legislative action creating a presumption that COVID-19 was contracted in the course and scope of employment for certain workers;
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
•high unemployment and low interest rates could adversely affect our profitability and declining payrolls could adversely affect our workers' compensation written premiums;
•travel restrictions and quarantines leading to a lack of in-person meetings, which would hinder our ability to establish relationships or originate new business;
•alternative working arrangements, including employees working remotely, could negatively impact our business should such arrangements remain for an extended period of time;
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
We source a significant amount of our premiums from our Program Partners, which are generally MGAs and insurance companies. Historically, we have focused our business on a limited group of core Program Partners and have sought to grow the business by expanding existing Program Partner relationships and selectively adding new Program Partners. For the years ended December 31, 2021 and 2020, approximately 46% and 35% of our gross written premiums were derived from our top ten Program Partners, respectively.

A significant decrease in business from, or the entire loss of, any of our largest Program Partners or several of our other Program Partners may materially adversely affect our business, financial condition and results of operations. Approximately half of our gross written premiums are written in three key states.

Our business is subject to significant geographic concentration, as more than half of our gross written premiums are written in three key states.
For the year ended December 31, 2021, we derived approximately 28%, 13% and 7%, respectively, of our gross written premiums in the states of California, Texas and Michigan. As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions including any single, major catastrophic event, series of events or other condition causing significant losses in California, Texas and Michigan, could materially adversely affect our business, financial condition and results of operations.

A downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries may negatively affect our business.
Our insurance company subsidiaries are evaluated for overall financial strength by A.M. Best to receive financial strength ratings ("FSRs"), which are an important factor in establishing the competitive position of insurance companies. These FSRs reflect A.M. Best’s opinion of our insurance company subsidiaries’ financial strength, operating performance, strategic position and ability to meet obligations to policyholders, and are not evaluations directed to investors. Our insurance company subsidiaries’ FSRs are subject to periodic review, and the criteria used in the rating methodologies are subject to change. While all of our insurance company subsidiaries that are rated are currently rated "A" (Excellent), their FSRs are subject to change. In addition, a significant portion of our business is conducted through small- and mid-sized insurance carriers, program managers and other insurance organizations that do not have an A.M. Best FSR themselves or otherwise require a highly rated carrier, such as ourselves, to meet their business objectives. A downgrade in our insurance company subsidiaries’ FSRs could lead to our Program Partners doing business preferentially with other insurance companies and materially adversely affect our business, financial condition and results of operations.

If we are unable to accurately underwrite risks and charge competitive yet profitable rates to our clients and policyholders, our business, financial condition and results of operations may be materially and adversely affected.
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate premium rates is necessary, together with investment income, to generate sufficient revenue to offset losses and LAE and other general and administrative expenses in order to earn a profit. If we do not accurately assess the risks that we assume, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower policyholder retention, resulting in lower revenues. Pricing is a highly complex exercise involving the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. To accurately price our policies, we must:
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
Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on and highly sensitive to price. If actual renewals do not substantially meet expectations or if we choose not to write a renewal because of pricing conditions, our written premiums in future years and our future operations could be materially adversely affected.

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
Although we engage in other businesses, 59.4% of our gross written premiums for the year ended December 31, 2021 were attributable to workers’ compensation insurance policies providing both primary and excess coverage. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our business, financial condition and results of operations. For example, if one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could materially and adversely affect our business, financial condition and results of operations.

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
•plaintiffs targeting P&C insurers in purported class action litigation relating to claims-handling and other practices;
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

In addition, the NAIC and state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. Our insurance company subsidiaries are subject to regulation in Kansas, the state of domicile of Benchmark, California, where Benchmark is commercially domiciled, Utah, the state of domicile of ALIC, Arkansas, the state of domicile of BSIC, and South Carolina, the state of domicile of 7710 Insurance Company. The Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department, the Arkansas Department of Insurance and the South Carolina Department of Insurance, the primary regulators of our insurance company subsidiaries, have adopted regulations implementing a requirement under the Kansas, California, Utah, Arkansas and South Carolina insurance laws, respectively, for insurance holding companies to adopt a formal enterprise risk management ("ERM") function and to file an annual enterprise risk report. The regulations also require domestic insurers to conduct an Own Risk and Solvency Assessment ("ORSA") and to submit an ORSA summary report prepared in accordance with the NAIC’s ORSA Guidance Manual. While we operate within an ERM framework designed to assess and monitor our risks, we may not be able to effectively review and monitor all risks, our employees may not all operate within the ERM framework and our ERM framework may not result in our accurately identifying all risks and limiting our exposures based on our assessments.

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
We retain risk for our own account on business underwritten by both our insurance company subsidiaries and our Program Partners. The determination to retain risk by reducing the amount of reinsurance we purchase, or by not purchasing reinsurance for a particular risk, customer segment or niche, is based on a complex variety of factors, including market conditions, pricing, availability of reinsurance, our capital levels, loss experience and tolerance. A determination by us to retain greater risk increases our financial exposure to losses and significant losses could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. To affect our growth strategy, however, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees or effectively incorporate any acquisitions we make in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a high-quality portfolio of investments that is managed by a professional investment advisory management firm in accordance with our investment policy and routinely reviewed by our Investment Committee. Our investments, however, are subject to general economic conditions and market risks as well as risks inherent to particular securities.

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

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC, the Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department, the Arkansas Department of Insurance, and the South Carolina Department of Insurance. Our investment objectives may not be achieved in whole or in part, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses.

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
Events such as hurricanes, windstorms, flooding, earthquakes, wildfires, solar storms, other natural disasters, acts of terrorism, explosions and fires, cyber-crimes, public health crises, illness, epidemics or pandemic health events, product defects, mass torts and other catastrophes may adversely affect our business in the future. Such catastrophic events, and any relevant regulations, could expose us to:
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
Our success and ability to compete depend in part on our intellectual property, which includes our rights in our proprietary technology platform and our brand. We primarily rely on copyright, trade secret and trademark laws and confidentiality agreements with our employees, customers, service providers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity, enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

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
Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology systems and those of our business partners or service providers to sophisticated and targeted measures known as advanced persistent threats. While we and our business partners and service providers employ measures designed to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of information technology networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data (personal or otherwise) and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. In 2020, we discovered that we were subject to two cybersecurity incidents that involved a third-party obtaining unauthorized access to an employee’s electronic mailbox. In conjunction with our cybersecurity insurance carrier, we engaged outside counsel and a consulting firm specializing in digital forensics. The incident did not have a significant effect on our business, financial performance or reputation. In conjunction with our internal evaluation and through consultation with outside counsel, we performed a targeted notification of the data breach to those affected individuals for which we had accurate contact information and this matter is considered closed.

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

Legal and regulatory risks

We are subject to extensive regulation and such regulation may become more extensive in the future.
Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. These regulations, generally administered by a department of insurance in each state and territory in which we do business, relate to, among other things:
•approval of policy forms and premium rates;
•standards of solvency, including risk-based capital measurements;
•licensing of insurers;
•challenging our use of fronting arrangements;
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

In addition to regulations specific to the insurance industry, including the insurance laws of our principal state regulators (the Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department, the Arkansas Department of Insurance and the South Carolina Department of Insurance), as a public company we will also be subject to the rules and regulations of the SEC and the securities exchange on which our common stock is listed, each of which regulate many areas such as financial and business disclosures, corporate governance and stockholder matters. We are also subject to laws relating to federal trade restrictions, privacy/data security and terrorism risk insurance laws.

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
We are a holding company and, as such, have no direct operations of our own. We do not expect to have any significant assets other than our ownership of equity interests in our operating subsidiaries. We accordingly depend on the payment of funds from our subsidiaries in the form of dividends, distributions or otherwise to meet our obligations and to pay our expenses. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, and legal restrictions.

In addition, dividends payable from our insurance company subsidiaries without the prior approval of the applicable insurance commissioner are limited to the greater of 10% of (a) Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (b) 100% of net income during the applicable twelve-month period (not including realized gains); in Utah, the lesser of 10% of (x) ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department, or (y) 100% of net income during the applicable twelve-month period (not including realized gains); in Arkansas, the lesser of (aa)

10% of BSIC's surplus as shown on the last statutory financial statement on file with the Arkansas Insurance Department, or (bb) 100% of net income during the applicable twelve-month period (not including realized capital gains); and in South Carolina, the greater of 10% of earned surplus or 100% of net income from operations. As of December 31, 2021, the maximum amount of unrestricted dividends that our insurance company subsidiaries could pay to us without approval was $21.0 million. Our insurance company subsidiaries may be unable to pay dividends in the future, and the limitations of such dividends could adversely affect our business, liquidity or financial condition.

We may have exposure to losses from acts of terrorism as we are required by law to provide certain coverage for such losses.
U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines, including workers’ compensation. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") requires commercial P&C insurance companies to offer coverage for acts of terrorism, whether foreign or domestic, and established a federal assistance program through the end of 2020 to help cover claims related to future terrorism-related losses. On December 20, 2019, the Terrorism Risk Insurance Program Reauthorization Act of 2019 was signed into law, extending TRIPRA for seven years through December 31, 2027. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under TRIPRA, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under TRIPRA of our losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial P&C insurance. Based on our 2021 earned premiums, our aggregate deductible under TRIPRA during 2022 is approximately $110 million. The federal government will then reimburse us for losses in excess of our deductible, which will be 80% of losses in 2021.

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
Changes in federal, state or foreign tax laws and tax rates or regulations could have a material adverse effect on our profitability and financial condition. The Company’s federal and state tax returns reflect certain items such as tax-exempt bond interest, tax credits and insurance reserve deductions. There is an increasing risk that, in the context of deficit reduction or overall tax reform in the U.S., federal and/or state tax legislation could modify or eliminate these items, impacting the Company, its investments, investment strategies and/or its policyholders. In addition, the Organization for Economic Co-operation and Development’s efforts around Global Pillars I and II dealing with possible new digital taxes and global minimum taxes, if enacted, could increase the Company’s overall tax burden, adversely affecting the Company’s business, financial condition and results of operation.

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

In July 2017, the U.K. Financial Conduct Authority announced that by the end of 2021, it intends to stop persuading or compelling banks to report information used to set LIBOR. Since 2017, actions by regulators have resulted in efforts to establish alternative reference rates to LIBOR in several major currencies. The Alternative Reference Rate Committee, a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Funding Rate ("SOFR") as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The Federal Reserve Bank of New York began publishing daily SOFR in April 2018. Development of broadly accepted methodologies for transitioning from LIBOR, an unsecured forward-looking rate, to SOFR, a secured rate based on historical transactions, is ongoing.

The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR, which will vary depending on (1) existing contract language to determine a LIBOR replacement rate, referred to as "fallback provisions", in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallback provisions for both existing and new products or instruments. At this time, it is not possible to predict how markets will respond to these new rates and the effect that the discontinuation of LIBOR might have on new or existing financial instruments. If LIBOR ceases to exist or is found by regulators to no longer be representative, outstanding contracts with interest rates tied to LIBOR may be adversely affected. This may impact our results of operations through a reduction in value of some of our LIBOR referenced floating rate investments and an increase in the interest we pay on our secured credit facility. Additionally, any discontinuation of or transition from LIBOR may impact pricing, valuation and risk analytic processes.

Risks related to our common stock

Our stock price may be volatile or may decline regardless of our operating performance.
In addition to the other risks mentioned in this section of the Annual Report, some factors that may cause the market price of our common stock to fluctuate are:
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
•changes in applicable laws, rules or regulations; and
•regulatory actions affecting us and other dynamics.
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
Our principal stockholders, the Altaris Funds, hold approximately 47% of our common stock as of December 31, 2021. As a result, our principal stockholders are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our principal stockholders may also have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders' interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and may ultimately affect the market price of our common stock.

In connection with our IPO, we entered into a director nomination agreement (the "Director Nomination Agreement") with the Altaris Funds. Generally, this Director Nomination Agreement provides that: (i) so long as the Altaris Funds own 35% or more of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate three individuals to our board of directors; (ii) so long as the Altaris Funds own 20% or more but less than 35% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate two individuals to our board of directors; (iii) and so long as the Altaris Funds own 10% or more but less than 20% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate one individual to our board of directors. Subject to limited exceptions, we will include these nominees in the slate of nominees recommended to our stockholders for election as directors.

Sales or issuances of a substantial amount of shares of our common stock in the public market, particularly sales by directors, executive officers or our principal stockholders, or the perception that such sales of issuances may occur, of our common stock may cause the market price of our common stock to decline and make it more difficult for investors to sell their common stock at a time and price that they may deem appropriate.
If our stockholders sell a substantial number of shares of our common stock, or if we issue a substantial number of shares of our common stock in connection with future acquisitions, financings or other circumstances, the market price of shares of our common stock could decline significantly. Moreover, the perception in the public market that our stockholders—in particular, our directors, executive officers or principal stockholders—may sell shares of our common stock could depress the market price of our shares. Future sales or issuances of our common stock could also be dilutive to our stockholders and could adversely affect their voting and other rights and economic interests. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other equity-related securities.

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
We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term. We currently intend to use our future earnings, if any, to fund our growth and develop our business and for general corporate purposes (which may include capital contributions to our insurance company subsidiaries). Therefore, other stockholders are not likely to receive any dividends on their common stock in the near term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which they are initially offered. Any future declaration and payment of dividends or other distributions of capital will be at the discretion of our board of directors and the payment of any future dividends or other distributions of capital will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries) and any other factors that our board of directors deems relevant in making such a determination. In addition, the terms of the agreements governing the debt we incurred, or debt that we may incur, may limit or prohibit the payment of dividends. We may not establish a dividend policy or pay dividends in the future or continue to pay any dividend if we do commence paying dividends pursuant to a dividend policy or otherwise.

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
Under applicable Kansas, California, Arkansas, South Carolina and Utah insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is first obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquirer, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Kansas, California, Arkansas, South Carolina and Utah insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of that state’s domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of the Company. and would trigger the applicable change of control filing requirements under Kansas, California, Arkansas South Carolina and Utah insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Kansas Insurance Department, the California Department of Insurance and the Utah Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company., including through transactions that some or all of the stockholders of the Company may consider to be desirable. See "Regulation."

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
The Altaris Funds and any members of our board of directors who are affiliated with the Altaris Funds, by the terms of our amended and restated certificate of incorporation, are not required to offer us any corporate opportunity of which they become aware and can take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. The Company, by the terms of our amended and restated certificate of incorporation, expressly renounces any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our amended and restated certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment.

The Altaris Funds are in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us, and the Altaris Funds does not have an obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of the Altaris Funds were to enter into or acquire a business similar to ours. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the Altaris Funds to themselves, their portfolio companies or their other affiliates instead of to us.

Risks related to our status as an emerging growth company

We are an "emerging growth company" within the meaning of the Securities Act and have elected to take advantage of reduced disclosure requirements and other exemptions applicable to emerging growth companies.
For as long as we remain an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, as amended, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, not being required to comply with the auditor attestation requirements of Section 404 being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board ("FASB") or the SEC, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Our insurance subsidiaries are required to comply with statutory accounting principles ("SAP"). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if adopted by the NAIC and enacted in the states in which we operate, could have negative effects on us and other insurance industry participants. The NAIC continuously examines and from time to time proposes reforms to existing insurance laws and regulations. We cannot predict whether or in what form such reforms will be adopted by the NAIC and enacted in the states in which we operate and, if so, whether the enacted reforms will positively or negatively affect us.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our business, operating results and financial condition could be harmed.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ended December 31, 2021. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. See also "We are an 'emerging growth company' within the meaning of the Securities Act and have elected to take advantage of reduced disclosure requirements and other exemptions applicable to emerging growth companies." Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements. During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on the Nasdaq to be suspended or terminated, which could have a negative effect on the market price of our common stock.

The effects of litigation on our business are uncertain and could have an adverse effect on our business.
As is typical in our industry, we continually face risks associated with litigation of various types, including general commercial and corporate litigation and disputes relating to bad faith allegations which could result in us incurring losses in excess of policy limits. We are party to certain litigation matters throughout the year, mostly with respect to claims. Litigation is subject to inherent uncertainties, and if there were an outcome unfavorable to us, there exists the possibility of a material adverse impact on our results of operations and financial position in the period in which the outcome occurs. Even if an unfavorable outcome does not materialize, we still may face substantial expense and disruption associated with the litigation.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the "DGCL"); or (iv) any action asserting a claim governed by the internal affairs doctrine. Unless we consent in writing to the selection of an alternative forum, the exclusive forum for any action under the Securities Act or the Exchange Act shall be either the Court of Chancery of the State of Delaware or the federal district court for the District of Delaware. This exclusive forum provision will not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction or, in the case of an action under the Securities Act or the Exchange Act, for which neither the Court of Chancery of the State of Delaware nor the federal district court for the District of Delaware has subject matter jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. This decision may be reviewed and ultimately overturned by the Delaware Supreme Court.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters building and land in Wayzata, Minnesota which has approximately 25,229 square feet of office space. As of December 31, 2021, we leased office space in 12 states. We believe that our existing office space is adequate for our current needs.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Stockholder Dividends

Our common stock is traded on the Nasdaq Global Select Market under the symbol "TIG." As of March 9, 2022, there were 26 holders of record of our common stock.

We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders is largely dependent upon dividends and other distributions from our insurance subsidiaries. State laws, including the laws of California, Kansas, South Carolina and Utah restrict the ability of certain insurance companies, including the Company and its subsidiaries, to declare stockholder dividends.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities

There were no equity securities sold by the Company during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended.

Performance Graph

The following performance graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from July 16, 2020 in our stock (the date our common stock began trading on Nasdaq) or June 30, 2020 for the indices through December 31, 2021.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

$175
$150
$125
$100
$75
$50
7/16/20
12/31/20
12/31/21
Trean Insurance Group, Inc.
Nasdaq Composite
Nasdaq Insurance

	July 16, 2020	December 31, 2020	December 31, 2021
Trean Insurance Group, Inc	$100.00	$84.46	$57.45
Nasdaq Composite Index	100.00	128.62	157.14
Nasdaq Insurance Index	100.00	120.81	139.32

Item 6. Reserved

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

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 is qualified by reference to and should be read in conjunction with the accompanying consolidated and combined financial statements and the related notes included herein. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in the section "Item 1A — Risk Factors." Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we", "us", "our", "the Company", "Trean", or similar terms refer to (i) Trean, BIC and their subsidiaries before the consummation of the reorganization transactions;, and (ii) to Trean Insurance Group, Inc. and its subsidiaries after such reorganization transactions, unless the context otherwise requires.

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

Secondary Offering of Common Stock

On May 19, 2021, we closed the sale of 5,000,000 shares of its common stock, comprised entirely of shares sold by selling stockholders. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders in this offering. As a result of this offering, the Altaris Funds no longer beneficially own more than 50% of the outstanding common stock of the Company, and we are no longer a "controlled company" within the meaning of the Nasdaq listing rules.

Embedded Derivatives

During the second quarter of 2021, the Company determined that its funds held agreements with reinsurers contain embedded derivatives relating to a total return swap on the underlying investments. As a result, the Company has revised the presentation of its financial results to report the change in fair value of the embedded derivatives in gains (losses) on embedded derivatives in the consolidated statements of operations. In addition, the effect of investment earnings and realized gains (losses) related to funds held accounts will also be reported in gains (losses) on embedded derivatives in the consolidated statements of operations, whereas previously these were reported as an offset to net investment income and net realized gains (losses), respectively. While the prior period amounts have been corrected for comparability, the correction was not material to the previously reported consolidated and combined financial statements.

Acquisition of Western Integrated Care

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

Coronavirus (COVID-19) Impact

We continue to monitor the impact of the ongoing COVID-19 pandemic on our business and operations, including how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus.

Workforce Operations

Following the emergence of the COVID-19 pandemic in early 2020, we took a number of actions to protect the health of the public and our employees and to comply with directives and advice of governmental authorities and public health experts. We responded by developing a Preparedness Plan that outlined both corporate-wide and location-specific modifications to working conditions and operations in our offices. This multi-faceted plan included elements such as restricting business travel and transitioning from an office-based company to primarily a remote working culture. As most of our employees already had secure remote working connections, we took additional measures to ensure all employees who wanted or needed to work remotely were able to do so securely with limited connectivity disruption. We also provided our employees education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely in conjunction with the goal of serving the operational needs of a remote workforce and continuing to serve our customers. We implemented safeguards for employees who play critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. As state, city, and county guidelines progress, we have implemented new health and safety in-office procedures where necessary while continuing to monitor the progression of new COVID-19 variants and related developments that could impact us in the future.

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue in the years ended December 31, 2021 and 2020 as a result of the COVID-19 pandemic. Gross written premiums increased by 31.0% and 17.7% during the years ended December 31, 2021 and 2020, respectively, and gross earned premiums have increased by 32.5% and 8.6%, respectively, compared to the previous years. This was primarily driven by both significant growth in our existing Program Partner business as well as the addition of new Program Partners. Because a majority of our gross written premiums are related to workers’ compensation insurance, revenue trends could be impacted in future periods if the COVID-19 pandemic were to continue or significantly get worse. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.

We also have not experienced a material impact in our reported claims or incurred losses for the year ended December 31, 2021 as a specific result of the COVID-19 pandemic. Our loss ratio increased to 65.8% during the year ended December 31, 2021 from 46.8% for the year ended December 31, 2020. The increase in our loss ratio is primarily attributable to a number of unusually large losses experienced during the first half of 2021 and December 2021 which came primarily from three of our well established programs that have consistently produced positive results prior to 2021.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and as such, our investment portfolio has limited exposure to equity market volatility. For the year ended December 31, 2021, we experienced a net decrease of $11,386 in the fair value of our investment portfolio due to a reduction in unrealized gains on the value of our fixed maturity investments. The decline in the fair value of our fixed maturity investments is primarily attributable to rising interest rates following 2020 COVID-19 driven lower rates as opposed to underlying credit risk within our investment portfolio. If there were to be continued equity and debt financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded or realized losses, if sold, in future reporting periods. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

Other Concerns

Adverse events such as changes in the overall public health environment, changing infection patterns and new variants of COVID-19, health-related concerns about working in our offices, restrictions on travel, the potential impact on our business partners and customers, and other matters affecting our general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.

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

Net realized gains/losses: Net realized gains/losses are a function of the difference between the amount received by us on the sale of a security and the security’s recorded value as well as any "other-than-temporary impairments" relating to fixed maturity investments recognized in earnings.

Other revenue: Other revenue includes brokerage, third-party administrative, management and consulting and other fee-based revenues, which are commonly based on written premiums.

Loss and loss adjustment expenses (LAE): Losses and LAE are net of reinsurance and include claims paid, estimates of future claim payments, changes in those estimates from prior reporting periods and costs associated with investigating, defending, and servicing claims. In general, our losses and LAE are affected by:

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

General and administrative expenses: General and administrative expenses include net commissions, insurance-related expenses and general and administrative operating expenses. Net commissions consist of policy acquisition costs and other underwriting expenses, net of ceding commissions. Policy acquisition costs are principally comprised of the commissions we pay our brokers and program managers. Policy acquisition costs that are directly related to the successful acquisition or reinsurance of those policies are deferred. All policy acquisition costs are charged to expense in proportion to premium earned over the policy life. We receive ceding commissions on business ceded under our reinsurance contracts. Insurance-related expenses largely consist of state premium taxes. General and administrative operating expenses include employee salaries and benefits, corporate business insurance costs, technology costs, office rent and professional services fees such as legal, accounting, audit, tax and actuarial services.

Intangible asset amortization: Intangible asset amortization consists of expenses incurred related to the amortization of intangible assets recorded as a result of business acquisitions and consists of trade names, customer lists and relationships and non-compete agreements.

Noncash stock compensation: Noncash stock compensation includes expenses related to the fair value and issuance of restricted stock units (time, market and performance-based) and stock options.

Gains (losses) on embedded derivatives: Gains (losses) on embedded derivatives consist of the change in fair value of derivatives, the effect of net investment income on funds held investments, and the effect of realized gains and loss on funds held investments.

Interest expense: Interest expense consists primarily of interest paid on (i) our term loan facility and (ii) the preferred capital securities issued by Trean Capital Trust I (the "Trust") (See "Financial Condition, Liquidity and capital resources — Debt and Credit Agreements").

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

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized gains or losses, intangible asset amortization, noncash stock compensation, gains and losses on embedded derivatives, interest expense, other revenue and other income and expenses. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

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

Results of Operations

This section of Form 10-K generally discusses fiscal year 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of fiscal year 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Item 7 of Part II of our 2020 Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on March 26, 2021 and which is available free of charge on the SEC's website at https://www.sed.gov and our website at https://www.trean.com, on the Investor Relations’ page under “Financial Info—Annual Reports.”

Consolidated Results of Operations for the Year Ended December 31, 2021 Compared to December 31, 2020

The following table summarizes our results of operations for the year ended December 31, 2021 and 2020:

	Year Ended December 31,		Change	Percentage Change (1)
(in thousands, except for percentages)	2021	2020
Revenues
Gross written premiums	$634,164	$484,249	$149,915	31.0%
Increase in gross unearned premiums	(61,911)	(52,215)	(9,696)	18.6%
Gross earned premiums	572,253	432,034	140,219	32.5%
Ceded earned premiums	(373,573)	(323,567)	(50,006)	15.5%
Net earned premiums	198,680	108,467	90,213	83.2%
Net investment income	8,721	11,669	(2,948)	(25.3)%
Gain on revaluation of Compstar investment	—	69,846	(69,846)	(100.0)%
Net realized gains	49	3,365	(3,316)	(98.5)%
Other revenue	10,240	12,104	(1,864)	(15.4)%
Total revenue	217,690	205,451	12,239	6.0%
Expenses
Losses and loss adjustment expenses	130,772	50,774	79,998	157.6%
General and administrative expenses	54,706	38,668	16,038	41.5%
Other expenses	845	13,427	(12,582)	(93.7)%
Intangible asset amortization	5,826	2,573	3,253	126.4%
Noncash stock compensation	1,522	506	1,016	NM
Interest expense	1,685	1,922	(237)	(12.3)%
Total expenses	195,356	107,870	87,486	81.1%
Gains (losses) on embedded derivatives	2,226	(6,155)	8,381	(136.2)%
Other income	219	1,025	(806)	(78.6)%
Income before taxes	24,779	92,451	(67,672)	(73.2)%
Income tax expense	5,449	6,235	(786)	(12.6)%
Equity earnings in affiliates, net of tax	—	2,333	(2,333)	(100.0)%
Net income	$19,330	$88,549	$(69,219)	(78.2)%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Year Ended December 31,
(in thousands, except for percentages)	2021	2020
Key metrics:
Underwriting income(1)	$13,202	$19,025
Adjusted net income(1)	$22,132	$32,778
Loss ratio	65.8%	46.8%
Expense ratio	27.5%	35.6%
Combined ratio	93.3%	82.4%
Return on equity	4.6%	32.1%
Adjusted return on equity(1)	5.3%	11.9%
Return on tangible equity(1)	9.7%	53.2%
Adjusted return on tangible equity(1)	11.0%	19.7%

(1) Adjusted net income, adjusted return on equity, return on tangible equity, adjusted return on tangible equity and underwriting income are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation to the applicable GAAP measure..

The table below shows the total premiums earned on a gross and net basis for the respective annual periods:

	Year Ended December 31,			Percentage Change (1)
(in thousands, except percentages)	2021	2020	Change
Revenues:
Gross written premiums	$634,164	$484,249	$149,915	31.0%
Increase in gross unearned premiums	(61,911)	(52,215)	(9,696)	18.6%
Gross earned premiums	572,253	432,034	140,219	32.5%
Ceded earned premiums	(373,573)	(323,567)	(50,006)	15.5%
Net earned premiums	$198,680	$108,467	$90,213	83.2%

(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Gross written premiums: Gross written premiums increased $149,915, or 31.0%, to $634,164 for the year ended December 31, 2021, compared to $484,249 for the year ended December 31, 2020. The increase was largely driven by the full year effect of nine new program partners added in the prior year and growth from existing program partners. Gross written premium included the following:

Workers' compensation gross written premiums increased $7,870, or 2.1%, to $376,819 compared with $368,949 for the year ended December 31, 2020. Worker's compensation represented 59.4% of total gross written premiums for the year ended December 31, 2021, compared to 76.2% for the year ended December 31, 2020. The moderation in growth and shift in mix reflects our ongoing strategic effort to diversify our lines of business and a decrease in the California workers' compensation business that resulted from the Company's measures undertaken to exit certain unfavorable workers' compensation risks.
All other non-workers' compensation liability gross written premiums increased $142,045, or 123.2%, to $257,345 for the year ended December 31, 2021 compared with $115,300 for the year ended December 31, 2020. All other non-workers' compensation liability represented 40.6% of our gross written premiums for the year ended December 31, 2021, compared to 23.8% for the year ended December 31, 2020. The increase was due to growth in our other liability, accident & health, commercial auto, commercial and homeowners lines of business, which is in line with our diversification strategy.

Gross earned premiums: Gross earned premiums increased $140,219, or 32.5%, to $572,253 for the year ended December 31, 2021, compared to $432,034 for the year ended December 31, 2020. The increase reflects the increase in gross written premiums of $149,915 net of an increase in gross unearned premiums of $9,696. Gross earned premiums as a percentage of gross written premiums was 90.2% for the year ended December 31, 2021, compared to 89.2%, for the year ended December 31, 2020.

Ceded earned premiums: Ceded earned premiums increased $50,006, or 15.5%, to $373,573 for the year ended December 31, 2021, compared to $323,567 for the year ended December 31, 2020. The increase in ceded earned premiums is primarily driven by the full year effect of nine new programs added in the prior year which are largely ceded, partially offset by an increase in retention of existing business as part of our commitment to profitable growth. This resulted in total ceded earned premiums as a percentage of gross earned premiums of 65.3% for the year ended December 31, 2021, compared to 74.9% for the year ended December 31, 2020.

Net earned premiums: Net earned premiums increased $90,213, or 83.2%, to $198,680 for the year ended December 31, 2021, compared to $108,467 for the year ended December 31, 2020. The increase is due primarily due to the increase in gross written and earned premiums described above, partially offset by the increase in ceded earned premiums for the year ended December 31, 2021.

Net investment income: Net investment income decreased $2,948, or 25.3%, to $8,721 for the year ended December 31, 2021, compared to $11,669 for the year ended December 31, 2020. The decrease is primarily attributable to the fair value re-measurement and common stock investment reclassification of the Company's investment in TRI, which was previously classified as an equity method investment, which resulted in an unrealized gain of $2,000 for the year ended December 31, 2020. The decrease also reflects the reinvestment of funds from higher yielding maturities into lower yielding investments due to lower interest rates, partially offset by an increase in our invested balance.

Net realized gains: Net realized gains were $49 for the year ended December 31, 2021, compared to $3,365 for the year ended December 31, 2020. The decrease is primarily due to a $3,115 realized gain on the sale of a portion of the Company's investment in TRI during the first quarter of 2020, partially offset by a loss of $112 realized in the third quarter of 2021 on the Company's sale of its remaining investment in TRI.

Other revenue: Other revenue decreased $1,864, or 15.4%, to $10,240 for the year ended December 31, 2021, compared to $12,104 for the year ended December 31, 2020. The decrease is primarily driven by a decrease in brokerage revenue of $1,958, due to lower placement rates reflecting the Company's increase in retention during the year.

Losses and loss adjustment expenses: Losses and LAE increased $79,998, or 157.6%, to $130,772 for the year ended December 31, 2021, compared to $50,774 for the year ended December 31, 2020. The increase is primarily attributable to the growth in earned premiums and the increased retention experienced during 2021. The Company's retention rate increased to 34.7% in 2021 compared to 25.1% in 2020. The Company's loss ratio was 65.8% for the year ended December 31, 2021 compared to 46.8% for the year ended December 31, 2020. The increase is attributable to an unusual number of large losses experienced during the first half and fourth quarter of 2021, resulting in a much higher overall loss ratio pick related to the 2021 accident year as compared to 2020. The 2021 large losses came primarily from three of our well established programs that have consistently produced positive results prior to 2021. The Company reviewed the operations of each of these programs to assess if any significant changes in rate levels, the claims environment, or underwriting practices were the root cause for the elevated losses experienced in 2021. Based on that review, the Company concluded that these programs are good programs and the Company expects these programs to contribute profitably in the future, despite the losses these programs experienced in 2021.

General and administrative expenses: General and administrative expenses increased $16,038, or 41.5%, to $54,706 for the year ended December 31, 2021, compared to $38,668 for the year ended December 31, 2020. This resulted in an expense ratio of 27.5% for the year ended December 31, 2021, compared to 35.6% for the year ended December 31, 2020.

The table below shows the components of general and administrative expenses for:

	The year ended December 31,
	2021	2020	Change
Direct commissions	$105,965	$90,256	$15,709
Ceding commissions	(120,688)	(105,500)	(15,188)
Net commissions	(14,723)	(15,244)	521
Insurance-related expenses	20,732	16,075	4,657
General and administrative operating expenses	48,697	37,837	16,038
Total general and administrative expenses	$54,706	$38,668	$21,216

General and administrative expenses — % of gross written premiums	7.7%	7.8%	(0.1)%
Retention rate (1)	34.7%	25.1%	9.6%
Direct commission rate (2)	18.5%	20.9%	(2.4)%
Ceding commission rate (3)	32.3%	32.6%	(0.3)%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $15,709 primarily due to an increase in gross earned premiums. Ceding commissions increased $15,188 due to an increase in ceded earned premiums which reflected the increase in gross earned premiums, partially offset by an increase in retention. Insurance-related expenses increased $4,657 primarily as a result of the increase in gross earned premiums. General and administrative operating expenses increased $16,038, primarily as a result of (i) an increase in salaries and benefits of $7,857, of which $3,423 directly resulted from acquisitions made in the second half of 2020 and a general increase in workforce; (ii) additional rent and office-related expenses totaling 2,268 due to an increase in business insurance expense as well as the addition of new office locations; and (iii) additional IT software and systems costs totaling $1,288 related to new software implementation and automation initiatives; partially offset by a decrease in professional fees of $1,365 as a result of the Company's IPO readiness effort in 2020.

Other expenses: Other expenses were $845 for the year ended December 31, 2021 which primarily relates to secondary offering costs of $555 and executive transition costs totaling $290. Other expenses for the year ended December 31, 2020 were $13,427, which includes (i) a payment to Altaris Capital Partners, LLC in connection with the termination of the Company's consulting and advisory agreement totaling $7,639; (ii) IPO bonuses paid to employees and pre-IPO unitholders of $3,415; (iii) an arbitration settlement, including associated legal fees, totaling $1,572; and (iv) an executive severance accrual of $801.

Intangible asset amortization: Intangible asset amortization increased $3,253 to $5,826 for the year ended December 31, 2021, compared to $2,573 for the year ended December 31, 2020. The increase is driven by the addition of intangible assets acquired as a result of the purchase of the remaining equity interest of Compstar in the third quarter of 2020, the acquisition of 7710 Insurance Company in the fourth quarter of 2020 and the acquisition of WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $1,522 and $506 for the years ended December 31, 2021 and 2020. Expenses incurred during both periods relates to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan amortized over appropriate and applicable vesting periods. The increase of $1,016 in noncash stock compensation was driven by our 2021 annual grant and a full year of expense for our 2020 grant at the time of our July 2020 IPO grant.

Gains (losses) on embedded derivatives:

Gains (losses) on embedded derivatives consists of the following for the year ended December 31, 2021 and 2020

	The Year Ended December 31,
	2021	2020	Change
Change in fair value of embedded derivatives	$4,666	$(2,810)	$7,476
Effect of net investment income on funds held investments	(2,338)	(3,345)	1,007
Effect of realized gains on funds held investments	(102)	—	(102)
Gains (losses) on embedded derivatives	$2,226	$(6,155)	$8,381

Gains on embedded derivatives were $2,226 for the year ended December 31, 2021, compared to losses of $6,155 for the year ended December 31, 2020. The increased gain of $8,381 reflected the change in the fair value of the embedded derivatives of $7,476 and the effect of investment income on funds held investments of $1,007, partially offset by the effect of realized gains on funds held investments of $102.

Income tax expense: Income tax expense was $5,449 for the year ended December 31, 2021, which resulted in an effective tax rate of 22.0%, compared to $6,235 for the year ended December 31, 2020, which resulted in an effective tax rate of 6.7%. The increase in the effective tax rate from the statutory rate of 21% for the year ended December 31, 2021 is primarily due to the impact of recording our 2020 tax return accrual to return true up in the third quarter. The decrease in the effective tax rate of 21% for the year ended December 31, 2020 was due primarily to the non-tax impact of the gain recorded on the revaluation of the Company's original 45% investment in Compstar, offset by certain IPO-related expenses not deductible for tax purposes and the impact of state taxes.

Equity earnings in affiliates, net of tax: Equity earnings in affiliates, net of tax decreased $2,333 to zero for the year ended December 31, 2021, compared to $2,333 for the year ended December 31, 2020. This decrease is due to the reduction in the Company's share of earnings in Compstar of $2,333 as a result of the acquisition of the remaining ownership interest during the third quarter of 2020.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized gains or losses, IPO-related expenses, intangible asset amortization, noncash stock compensation, noncash unrealized gains and losses on embedded derivatives, interest expense other revenue and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to the above listed items. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Year Ended December 31,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$19,330	$88,549	(78.2)%
Income tax expense	5,449	6,235	(12.6)%
Equity earnings in affiliates, net of tax	—	(2,333)	(100.0)%
Income before taxes	24,779	92,451	(73.2)%
Other revenue	(10,240)	(12,104)	(15.4)%
Gains (losses) on embedded derivatives	(2,226)	6,155	(136.2)%
Net investment income	(8,721)	(11,669)	(25.3)%
Gain on revaluation of Compstar investment	—	(69,846)	(100.0)%
Net realized gains	(49)	(3,365)	(98.5)%
Interest expense	1,685	1,922	(12.3)%
Other expenses	845	13,427	(93.7)%
Intangible asset amortization	5,826	2,573	126.4%
Noncash stock compensation	1,522	506	NM
Other income	(219)	(1,025)	(78.6)%
Underwriting income	$13,202	$19,025	(30.6)%

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

	Year Ended December 31,		Percentage Change (1)
(in thousands, except percentages)	2021	2020
Net income	$19,330	$88,549	(78.2)%
Intangible asset amortization	5,826	2,573	126.4%
Noncash stock compensation	1,522	506	NM
Change in fair value of embedded derivatives	(4,666)	2,810	NM
Expenses associated with Altaris management fee, including cash bonuses paid to unit holders	—	883	(100.0)%
Expenses associated with IPO and other related legal and consulting expenses	—	1,845	(100.0)%
Expenses related to debt issuance costs	—	135	(100.0)%
FMV adjustment of remaining investment in affiliate	—	(71,846)	(100.0)%
Net loss (gain) on purchase & disposal of affiliates	112	(3,115)	(103.6)%
Other expenses	845	13,427	(93.7)%
Total adjustments	3,639	(52,782)	(106.9)%
Tax impact of adjustments	(837)	(2,989)	(72.0)%
Adjusted net income	$22,132	$32,778	(32.5)%
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

	Year Ended December 31,
	2021	2020
Adjusted return on equity calculation:
Numerator: adjusted net income	$22,132	$32,778
Denominator: average equity	416,008	275,861
Adjusted return on equity	5.3%	11.9%
Return on equity	4.6%	32.1%

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

	Year Ended December 31,
	2021	2020
Return on tangible equity calculation:
Numerator: net income	$19,330	$88,549
Denominator:
Average stockholders' equity	416,008	275,861
Less: average goodwill and other intangible assets	215,709	109,466
Average tangible stockholders' equity	200,299	166,395
Return on tangible equity	9.7%	53.2%
Return on equity	4.6%	32.1%

	Year Ended December 31,
	2021	2020
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$22,132	$32,778
Denominator: average tangible equity	200,299	166,395
Adjusted return on tangible equity	11.0%	19.7%
Return on equity	4.6%	32.1%

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries: Benchmark, which is domiciled in Kansas and commercially domiciled in California; ALIC, which is domiciled in Utah; 7710, which is domiciled in South Carolina; and BSIC, which is domiciled in Arkansas. Accordingly, the holding company may receive cash through (i) loans from banks; (ii) draws on a revolving loan agreement; (iii) issuance of equity and debt securities, (iv) corporate service fees from our operating subsidiaries; (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions; and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, pay taxes and for other general business purposes.

State insurance laws restrict the ability of insurance companies to declare stockholder dividends without prior regulatory approval. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of: (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively; or (ii) 100% of net income during the applicable twelve-month period (not including realized gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department; or (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of ALIC's own securities.

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710's own securities.

Under Arkansas law, dividends payable from BSIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of BSIC’s surplus as shown on the last statutory financial statement on file with the Arkansas Insurance Department; or (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of BSIC's own securities.

The maximum amount of dividends the insurance subsidiaries can pay us during 2021 without regulatory approval is $21.0 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholder's surplus. Kansas, Utah, Arkansas and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of December 31, 2021 and December 31, 2020, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of December 31, 2021, we had $129,577 in cash and cash equivalents, compared to $153,149 as of December 31, 2020.

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

	Year Ended December 31,
	2021	2020
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$94,359	$50,012
Investing activities	(120,156)	(20,246)
Financing activities	(1,453)	51,400
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,250)	$81,166

Operating Activities: Net cash provided by operating activities for the year ended December 31, 2021 was $94,359 compared to $50,012 for the same period in 2020. Net cash provided by operating activities includes net income as adjusted for depreciation and amortization, stock compensation, unrealized and realized gains and losses, bond amortization and accretion, the change in deferred income taxes, gain on revaluation of Compstar investment, issuance of member units as compensation, equity earnings in affiliates, distributions from equity method investments, and amortization of deferred financing costs. Net cash provided by operating activities during the year ended December 31, 2021 reflects increases in unpaid loss and loss adjustment expenses of $86,503, unearned premiums of $61,953, and funds held under reinsurance agreements of $43,062; partially offset by increases in premiums and other receivable of $31,921, reinsurance recoverables of $34,028, prepaid reinsurance premiums of $21,441, other assets of $13,776 and decreases in reinsurance premiums payable of $11,939, and accounts payable and accrued expenses of $7,951. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. Other assets increased as a result of increases in our deferred acquisition costs and contract asset balances. The decrease in accounts payable and accrued expenses as of December 31, 2021 compared to December 31, 2020 was the result of a non-cash transfer of funds that were being held while control of the funds were being arbitrated. Upon the conclusion of arbitration with a counterparty in 2021, the funds were remitted back to the counterparty, resulting in a non-cash reduction in investments held as collateral and corresponding decreases in accounts payable and accrued expenses of $26,211 and funds held under reinsurance agreements of $13,562. Excluding non-cash transfers, funds held under reinsurance agreement increased as a result of an increase in gross written premiums. Net cash provided by operating activities for the year ended December 31, 2020 reflects distributions received from equity method investments and incremental cash received for operating assets and liabilities.

Investing Activities: Net cash used in investing activities for the year ended December 31, 2021 was $120,156 compared to $20,246 for the same period in 2020. Net cash used in investing activities for the year ended December 31, 2021 includes $116,247 net cash used in the purchase and sale of investments, $3,795 in cash used in the acquisition of a subsidiary, net of cash received, and $346 in capital expenditures, partially offset by $232 received for the return of capital on equity method investments. Net cash used in investing activities for the year ended December 31, 2020 includes $23,911 net cash used in the purchase and sale of investments, $10,534 in cash used in the acquisition of a subsidiary, net of cash received, and $807 in capital expenditures, partially offset by $11,891 cash received in the acquisition of Compstar, $3,000 in cash received for the sale of equity method investments, and $115 received for the return of capital on equity method investments.

Financing Activities: Net cash used in financing activities for the year ended December 31, 2021 was $1,453 compared to net cash provided by of $51,400 for the same period in 2020. The cash used in financing activities in the current year was primarily driven by principal payment on debt of $1,444. Cash provided by financing activities in the prior year was primarily driven by proceeds from our initial public offering of $99,643 and proceeds from our credit agreement of $32,453. This was partially offset by principal payment on our debt of $49,728, distribution to members prior to the our initial public offering of $19,819, buy back of preferred shares of $5,100 and deferred offering costs of $5,839.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, the Company entered into a credit agreement with First Horizon Bank (formerly, First Tennessee Bank National Association) that includes a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries.

On July 16, 2020, the Company entered into a new Second Amended and Restated Credit Agreement with First Horizon Bank that, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. The loan has a variable interest rate of LIBOR plus 4.50%, 4.50% and 3.00%, which was 4.64%, 4.72% and 6.33% as of December 31, 2021, 2020 and 2019, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the Company's subsidiaries (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

In addition, and in conjunction with, the execution of the Second Amended and Restated Credit Agreement, the Company made dividend distribution payments to Trean members totaling $18,154 in May 2020.

Junior Subordinated Debt

In June 2006, the Trust issued 7,500 shares of preferred capital securities to Bear Stearns Securities Corp. and 232 common securities to Trean Corporation. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of the Subordinated Notes. The Subordinated Notes represents the sole assets of the Trust. On October 7, 2020, Trean Corp redeemed all of the Subordinated Notes for a total payoff amounts of $7,807. The interest rate was a fixed rate of 9.167% until July 7, 2011, at which time a variable interest rate of 3-month LIBOR (1.99% as of December 31, 2020, respectively) plus 3.50% is in effect. The interest rate totaled 5.49% as of December 31, 2020, respectively.

Oak Street Loan

In conjunction with the acquisition of Compstar, the Company acquired a loan from Oak Street Funding with a total principle of $19,740. In July 2020, upon completion of the acquisition, the Company paid this loan off in full.
PPP Loans

In conjunction with the acquisition of WIC, the Company acquired two Federal Paycheck Protection Program ("PPP Loans") with a principal balance of $243. As of December 31, 2021, both loans had been fully forgiven.

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

Contractual obligations and commitments

Reserves for losses and loss adjustment expenses

The Company estimates the liability for the expected ultimate cost of unpaid loss and LAE as of the balance sheet date. Our reserves for unpaid loss and LAE represent the cost of all reported loss and LAE expenses as well as those that have been incurred but not yet reported. The estimated losses and LAE are regularly reviewed and adjusted as necessary based on historical experience and as the Company obtains new information. Actual losses and settlement expenses paid may deviate from the reserve estimates. Similarly, the timing for payment of our estimated losses is not fixed and is not determinable on an individual or aggregate basis due to the uncertainty inherent in the process of estimating such payments.

See Note 15 of notes to the consolidated financial statements and "Critical Accounting Estimates" for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.

Credit facility

As of December 31, 2021, we had $30,938 principal outstanding on our term loan under the Second Amended and Restated Credit Agreement with First Horizon Bank. The loan has a variable interest rate of LIBOR plus 4.50%, 4.50% and 3.00%, which was 4.64%, 4.72% and 6.33% as of December 31, 2021, 2020 and 2019, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. See Note 12 of notes to the consolidated financial statements for further details regarding our credit facility.

Operating lease obligations

As of December 31, 2021, we leased office space and equipment in 12 states. Our leases have remaining terms ranging from one month to 42 months and some of our leases include options to extend the lease for up to 5 years. Future expected cash obligations include $2,428, $1,846, $971, $102 and $7 during the years ended December 31, 2022, 2023, 2024, 2025 and 2026, respectively. See Note 17 of notes to the consolidated financial statements for further details regarding our leases.

Financial condition

Stockholders' Equity

As of December 31, 2021, total stockholders' equity was $421,909, compared to $410,107 as of December 31, 2020, an increase of $11,802. The increase in stockholders' equity over the period was driven primarily by $10,288 of comprehensive income. We had $3,563 of unrecognized stock compensation as of December 31, 2021 related to non-vested stock compensation granted. The Company recognized $1,522 of stock compensation during the year ended December 31, 2021.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $471,061 at December 31, 2021, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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
•adjust investment risk to offset or complement insurance risk based on our total corporate risk tolerance; and
•realize the highest possible levels of investment income and after-tax total rates of return.

The composition of our investment portfolio is shown in the following table as of December 31, 2021 and December 31, 2020.

	December 31, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$41,434
Foreign governments	2,500	2,490
States, territories and possessions	10,593	10,766
Political subdivisions of states, territories and possessions	39,170	40,002
Special revenue and special assessment obligations	93,664	95,991
Industrial and public utilities	100,774	103,257
Commercial mortgage-backed securities	119,378	118,218
Residential mortgage-backed securities	16,549	17,368
Other loan-backed securities	41,236	41,425
Hybrid securities	105	110
Total fixed maturities	465,459	471,061
Equity securities:
Preferred stock	243	228
Common stock	741	741
Total equity securities	984	969
Total investments	$466,443	$472,030

	December 31, 2020
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$17,471
Foreign governments	300	302
States, territories and possessions	7,500	7,774
Political subdivisions of states, territories and possessions	31,759	33,212
Special revenue and special assessment obligations	77,329	81,714
Industrial and public utilities	107,017	113,741
Commercial mortgage-backed securities	16,242	18,066
Residential mortgage-backed securities	91,478	93,017
Other loan-backed securities	39,293	39,945
Hybrid securities	356	362
Total fixed maturities	388,409	405,604
Equity securities:
Preferred stock	243	240
Common stock	1,554	3,534
Total equity securities	1,797	3,774
Total investments	$390,206	$409,378

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of December 31, 2021 and December 31, 2020 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	December 31, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$80,455	17.1%
AA	278,557	59.1%
A	77,097	16.4%
BBB	33,959	7.2%
BB	947	0.2%
Below investment grade	46	—%
Total fixed maturities	$471,061	100.0%

	December 31, 2020
(in thousands, except percentages)	Fair Value	% of Total
AAA	$59,887	14.8%
AA	224,371	55.3%
A	89,975	22.2%
BBB	29,404	7.2%
BB	1,921	0.5%
Below investment grade	46	—%
Total fixed maturities	$405,604	100.0%

Critical Accounting Estimates

The consolidated financial statements included in this annual report include amounts based on the use of estimates and judgments of management. The Company's accounting policies are described in the Notes to the Consolidated and Combined Financial Statements. We identified the accounting estimates that are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates made in accordance with GAAP that are both reasonably likely to have or have had a material impact on our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant.

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

Our loss reserves, including the main components of such reserves, were as follows:

	December 31,
	2021	2020
Case reserves	$256,383	$164,993
IBNR reserves	287,937	292,824
Gross unpaid loss and loss adjustment expenses	544,320	457,817
Less: reinsurance recoverables on unpaid loss and loss adjustment expenses	(369,008)	(335,655)
Net unpaid loss and loss adjustment expenses	$175,312	$122,162

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

Credit risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Our risk management strategy and investment policy are to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2021, our fixed maturity portfolio had an average rating of "AA," with approximately 92.6% of securities in that portfolio rated "A" or better by at least one nationally recognized rating organization. We monitor the financial condition of all issuers of fixed maturity securities in our portfolio. Our policy is to manage investment risk while realizing the highest possible levels of investment income and after-tax total rates of return. As such, we may adjust our allocation in higher credit risk assets so long as the investments meet all applicable insurance laws, regulatory requirements and our approved investment guideline policies.

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

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio as of December 31, 2021 was 4.0 years. We had fixed maturity securities with a fair value of $471 million at December 31, 2021 that were subject to interest rate risk. We estimate that a 100-basis point increase in interest rates would cause a 4.1% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 3.2% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Trean Insurance Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trean Insurance Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and redeemable preferred stock, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 15, 2022
We have served as the Company’s auditor since 2019.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Fixed maturities, at fair value (amortized cost of $465,459 and $388,409, respectively)	$471,061	$405,604
Preferred stock, at fair value (amortized cost of $243 and $243, respectively)	228	240
Common stock, at fair value (cost $741 and $1,554, respectively)	741	3,534
Equity method investments	—	232
Total investments	472,030	409,610
Cash and cash equivalents	129,577	153,149
Restricted cash	407	4,085
Accrued investment income	2,344	2,458
Premiums and other receivables	141,920	109,217
Income taxes receivable	460	1,322
Reinsurance recoverable	377,241	343,213
Prepaid reinsurance premiums	129,411	107,971
Deferred policy acquisition cost, net	13,344	1,332
Property and equipment, net	7,632	8,254
Right of use asset	4,530	6,338
Goodwill	142,347	140,640
Intangible assets, net	73,114	75,316
Other assets	8,658	6,878
Total assets	$1,503,015	$1,369,783
Liabilities
Unpaid loss and loss adjustment expenses	$544,320	$457,817
Unearned premiums	219,940	157,987
Funds held under reinsurance agreements	199,410	174,704
Reinsurance premiums payable	45,130	57,069
Accounts payable and accrued expenses	29,448	61,240
Lease liability	4,976	6,893
Deferred tax liability, net	7,520	12,329
Debt	30,362	31,637
Total liabilities	1,081,106	959,676
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized, respectively; 51,176,887 and 51,148,782 issued and outstanding, respectively)	512	511
Additional paid-in capital	288,623	287,110
Retained earnings	128,390	109,060
Accumulated other comprehensive income	4,384	13,426
Total stockholders' equity	421,909	410,107
Total liabilities and stockholders' equity	$1,503,015	$1,369,783
See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Gross written premiums	$634,164	$484,249	$411,401
Increase in gross unearned premiums	(61,911)	(52,215)	(13,598)
Gross earned premiums	572,253	432,034	397,803
Ceded earned premiums	(373,573)	(323,567)	(311,325)
Net earned premiums	198,680	108,467	86,478
Net investment income	8,721	11,669	9,567
Gain on revaluation of Compstar investment	—	69,846	—
Net realized gains	49	3,365	667
Other revenue	10,240	12,104	9,125
Total revenue	217,690	205,451	105,837
Expenses
Losses and loss adjustment expenses	130,772	50,774	44,661
General and administrative expenses	54,706	38,668	20,959
Other expenses	845	13,427	—
Intangible asset amortization	5,826	2,573	46
Noncash stock compensation	1,522	506	—
Interest expense	1,685	1,922	2,169
Total expenses	195,356	107,870	67,835
Gains (losses) on embedded derivatives	2,226	(6,155)	(7,321)
Other income	219	1,025	121
Income before taxes	24,779	92,451	30,802
Income tax expense	5,449	6,235	6,234
Equity earnings in affiliates, net of tax	—	2,333	3,558
Net income	$19,330	$88,549	$28,126
Earnings per share:
Basic	$0.38	$2.02	$0.75
Diluted	$0.38	$2.02	$0.75
Weighted average shares outstanding:
Basic	51,162,293	43,744,003	37,386,394
Diluted	51,173,450	43,744,744	37,386,394
See accompanying notes to the consolidated and combined financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$19,330	$88,549	$28,126
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	(11,386)	9,028	12,707
Income tax expense (benefit)	(2,391)	1,903	2,671
Unrealized investment gains (losses), net of tax	(8,995)	7,125	10,036
Less reclassification adjustments to:
Net realized investment gains included in net realized gains	59	252	67
Income tax expense	12	53	14
Total reclassifications included in net income, net of tax	47	199	53
Other comprehensive income (loss)	(9,042)	6,926	9,983
Total comprehensive income	$10,288	$95,475	$38,109
See accompanying notes to the consolidated and combined financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Stockholders’ Equity and Redeemable Preferred Stock
(in thousands, except share and unit data)

	Redeemable Preferred Stock				Members' Equity											Accumulated Other Comprehensive Income (Loss)
			Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at January 1, 2019	60	$6,000	10	$1,000	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	117,953	$118	—	$—	$17,995	$(3,483)	$11,259	$105,131
Cumulative effect of adopting ASC topic 606	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	695	695
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	78,635	78	—	—	—	—	—	78
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,144)	(1,144)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43)	(43)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(211)	(211)
Redemption of Series A Redeemable Preferred Stock	—	—	(10)	(1,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,000)
Issuance of Series B Redeemable Preferred Stock	(9)	(900)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,983	—	9,983
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	28,126	28,126
Balance at December 31, 2019	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	—	$—	$17,995	$6,500	$38,682	$141,615
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	196,587	197	—	—	—	—	—	197
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,776)	—	(18,043)	(19,819)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(128)	(128)
Redemption of Series B redeemable preferred stock	(51)	(5,100)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate recapitalization	—	—	—	—	(65,036,780)	(65,037)	(5,045,215)	(5,045)	(8,159,775)	(8,160)	(393,175)	(393)	37,386,394	374	78,261	—	—	—
Issuance of common shares for acquisition of Compstar	—	—	—	—	—	—	—	—	—	—	—	—	6,613,606	66	99,138	—	—	99,204
Proceeds from common stock sold in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	7,142,857	71	93,068	—	—	93,139
Common stock issuances pursuant to equity compensation awards	—	—	—	—	—	—	—	—	—	—	—	—	5,925	—	(82)	—	—	(82)
Stock compensation expense	—	—		—	—	—	—	—	—	—	—	—	—	—	506	—	—	506
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,926	—	6,926
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	88,549	88,549
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	51,148,782	$511	$287,110	$13,426	$109,060	$410,107

See accompanying notes to the consolidated and combined financial statements.

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	51,148,782	$511	$287,110	$13,426	$109,060	$410,107
Stock compensation expense	—	—	1,522	—	—	1,522
Common stock issuances pursuant to equity compensation awards	28,105	1	(94)	—	—	(93)
Proceeds from short swing rule	—	—	85	—	—	85
Other comprehensive income	—	—	—	(9,042)	—	(9,042)
Net income	—	—	—	—	19,330	19,330
Balance at December 31, 2021	51,176,887	$512	$288,623	$4,384	$128,390	$421,909

See accompanying notes to the consolidated and combined financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated and Combined Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$19,330	$88,549	$28,126
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,833	3,485	876
Stock compensation	1,522	506	—
Net gains on investments	(49)	(5,155)	(76)
Unrealized (gain) loss on embedded derivatives	(4,666)	2,810	3,999
Forgiveness of PPP loan	—	(325)	—
Deferred offering costs	—	—	(411)
Gain on bargain purchase of subsidiary	—	—	(634)
Loss on disposal of subsidiary	—	—	34
Gain on revaluation of Compstar investment	—	(69,846)	—
Bond amortization and accretion	2,297	1,915	1,713
Issuance of member units as compensation	—	197	78
Equity losses (earnings) in affiliates, net of tax	—	(2,333)	(3,558)
Distributions from equity method investments	—	2,953	5,489
Deferred income taxes	(2,405)	(1,035)	(1,958)
Deferred financing costs	168	132	101
Changes in operating assets and liabilities:
Accrued investment income	114	17	(56)
Premiums and other receivables	(31,921)	(18,499)	(4,777)
Reinsurance recoverable on paid and unpaid losses	(34,028)	(30,805)	(49,829)
Prepaid reinsurance premiums	(21,441)	(26,963)	(13,323)
Right of use asset	1,942	(5,121)	—
Other assets	(13,776)	4,459	631
Unpaid loss and loss adjustment expenses	86,503	42,985	59,874
Unearned premiums	61,953	50,367	12,712
Funds held under reinsurance agreements	43,062	7,861	2,631
Reinsurance premiums payable	(11,939)	3,449	12,448
Accounts payable and accrued expenses	(7,951)	(2,976)	(639)
Lease liability	(2,051)	5,371	—
Income taxes payable	862	(1,986)	(1,278)
Net cash provided by operating activities	94,359	50,012	52,173
Investing activities
Payments for capital expenditures	(346)	(807)	(633)
Proceeds from sale of equity method investment	232	3,000	—
Return of capital on equity method investment	—	115	—
Purchase of investments, available for sale	(197,041)	(129,233)	(89,171)
Proceeds from investments sold, matured or repaid	80,794	105,322	71,357
Acquisition of subsidiary, net of cash received	(3,795)	(10,534)	(5,496)
Cash received in the acquisition of Compstar	—	11,891	—
Net cash used in investing activities	(120,156)	(20,246)	(23,943)
Financing activities
Shares redeemed for payroll taxes	(94)	(82)	—
Proceeds from initial public offering	—	99,643	—
Deferred offering costs	—	(5,839)	—
Proceeds from credit agreement	—	32,453	—
Principal payments on debt	(1,444)	(49,728)	(4,832)
Proceeds from short swing rule	85	—	—
Buyback of preferred shares	—	(5,100)	(1,900)
Distribution to members	—	(19,819)	(1,144)
Dividends paid on preferred stock	—	(128)	(249)
Net cash provided by (used in) financing activities	(1,453)	51,400	(8,125)
Net increase (decrease) in cash, cash equivalents and restricted cash	(27,250)	81,166	20,105
Cash, cash equivalents and restricted cash ‑ beginning of period	157,234	76,068	55,963
Cash, cash equivalents and restricted cash ‑ end of period	$129,984	$157,234	$76,068

See accompanying notes to the consolidated and combined financial statements.

	December 31,
Disaggregation of cash and restricted cash:	2021	2020	2019
Cash and cash equivalents	$129,577	$153,149	$74,268
Restricted cash	407	4,085	1,800
Total cash, cash equivalents and restricted cash	$129,984	$157,234	$76,068

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2021	2020	2019
Cash paid during the year for:
Interest	$1,517	$1,790	$2,068
Income taxes	6,957	9,259	9,137
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	338	8,536	—
Shares issued for the acquisition of subsidiary	—	99,204	—
Accrued purchases of property and equipment	—	132	—
Non-cash transfer of investments to settle funds held for reinsurance	13,562	—	—
Non-cash transfer of investments to settle amounts held for others in accounts payable	26,211	—	—
Contingent consideration for the acquisition of subsidiary	1,500	—	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,501	2,101	—

See accompanying notes to the consolidated and combined financial statements.

Notes to the Consolidated and Combined Financial Statements

Note 1. Business and Basis of Presentation
In July 2020, Trean Insurance Group, Inc. (together with its wholly owned subsidiaries, the Company) completed its initial public offering ("IPO") of common stock. Prior to the completion of the IPO, the Company effected the following reorganization transactions: (i) each of Trean Holdings LLC ("Trean"), an insurance services company, and BIC Holdings LLC ("BIC"), a property and casualty insurance holding company, contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for shares of common stock in Trean Insurance Group, Inc.; and (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

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

The Company provides products and services to the specialty insurance market. Historically, the Company has focused on specialty casualty markets that are believed to be under served and where the Company’s expertise allows the Company to achieve higher rates, such as niche workers' compensation markets and small- to medium-sized specialty casualty insurance programs. The Company underwrites specialty-casualty insurance products both through programs, where the Company partners with other organizations (Program Partners), and also through the Company’s own managing general agencies (Owned MGAs). The Company also provides Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage from which the Company generates fee-based revenues.

The Company's wholly owned subsidiaries include (a) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company ("Benchmark"), a property and casualty insurance company domiciled in the state of Kansas, American Liberty Insurance Company ("ALIC"), a property and casualty insurance company domiciled in the state of Utah, 7710 Insurance Company ("7710"), a property and casualty insurance company domiciled in the state of South Carolina and Benchmark Specialty Insurance Company ("BSIC"), a property and casualty insurance company domiciled in the state of Arkansas; (b) Trean Compstar Holdings, LLC, a limited liability company created originally for the purchase of Compstar Insurance Services LLC, a California-based general agency; and (c) Trean Corporation ("Trean Corp"), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: Trean Reinsurance Services, LLC ("TRS"), a reinsurance intermediary broker; Benchmark Administrators LLC ("BIC Admin"), a claims third-party administrator; Western Integrated Care, LLC ("WIC"), a managed care organization; and Westcap Insurance Services, LLC ("Westcap"), a managing general agent based in California.

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-K under the Securities Exchange Act of 1934. All dollar amounts are shown in thousands, except share and per share amounts.

During the second quarter of 2021, the Company determined that its funds held agreements with reinsurers contain embedded derivatives relating to a total return swap on the underlying investments. As a result, the Company has revised the presentation of its financial results to report the change in fair value of the embedded derivatives in gains (losses) on embedded derivatives in the consolidated and combined statements of operations. In addition, investment earnings credited to the funds withheld accounts are reported in gains (losses) on embedded derivatives in the consolidated and combined statements of operations, whereas previously these were reported as an offset to net investment income. While the prior period amounts have been corrected for comparability, the correction was not material to the previously reported consolidated and combined financial statements. The impact of the prior period corrections on the consolidated balance sheet and the related components of stockholders' equity was as follows:

	December 31, 2020			December 31, 2019
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Retained earnings	$112,959	$(3,899)	$109,060	$40,361	$(1,679)	$38,682
Accumulated other comprehensive income	9,527	3,899	13,426	4,821	1,679	6,500

	December 31, 2018
	Previously reported	Adjustment	As adjusted
Retained earnings	$9,779	$1,480	$11,259
Accumulated other comprehensive income	(2,003)	(1,480)	(3,483)

The impact of the prior period corrections on the consolidated statements of operations and other comprehensive income is as follows:

	Year Ended December 31, 2020
	Previously reported	Adjustment	As adjusted
Net investment income	$8,324	$3,345	$11,669
Total revenue	202,106	3,345	205,451
Gains (losses) on embedded derivatives	—	(6,155)	(6,155)
Income before taxes	95,261	(2,810)	92,451
Income tax expense	6,825	(590)	6,235
Net income	$90,769	$(2,220)	$88,549

Earnings per share:
Basic	$2.08	$(0.06)	$2.02
Diluted	$2.07	$(0.05)	$2.02

Other comprehensive income, net of tax
Unrealized investment gains:
Unrealized investment gains arising during the period	$6,218	$2,810	$9,028
Income tax expense	1,313	590	1,903
Unrealized investment gains, net of tax	4,905	2,220	7,125
Other comprehensive income	$4,706	$2,220	$6,926

	Year Ended December 31, 2019
	Previously reported	Adjustment	As adjusted
Net investment income	$6,245	$3,322	$9,567
Total revenue	102,515	3,322	105,837
Gains (losses) on embedded derivatives	—	(7,321)	(7,321)
Income before taxes	34,801	(3,999)	30,802
Income tax expense	7,074	(840)	6,234
Net income	$31,285	$(3,159)	$28,126

Earnings per share:
Basic	$0.84	$(0.09)	$0.75
Diluted	$0.84	$(0.09)	$0.75

Other comprehensive income, net of tax
Unrealized investment gains:
Unrealized investment gains arising during the period	$8,708	$3,999	$12,707
Income tax expense	1,831	840	2,671
Unrealized investment gains, net of tax	6,877	3,159	10,036
Other comprehensive income	$6,824	$3,159	$9,983

The correction of the prior period amounts had no impact on total operating, investing, and financing activities as presented on the Company’s consolidated statements of cash flows during the years ended December 31, 2020 and 2019. In conjunction with the correction of the prior period amounts, the fair value leveling table as of December 31, 2020 in Note 4 was corrected from $174,704, which represented the total funds withheld under reinsurance agreements liability, to $4,937, which relates only to the fair value of the embedded derivative. The net investment income table in Note 5 was corrected to incorporate the income from funds held investments of $3,345 and $3,322 for the years ended December 31, 2020 and 2019, respectively. Note 14 has been corrected to reflect the changes to income tax expense described above; the rates in the effective tax rate table in Note 14 were corrected from 7.2% to 6.7% for the year ended December 31, 2020 and from 20.3% to 20.2% for the year ended December 31, 2019. Note 20 has been corrected to reflect the changes to other comprehensive income described above.

Use of estimates

While preparing the consolidated financial statements, the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require extensive use of estimates include the reserves for unpaid losses and loss adjustment expenses ("LAE"), reinsurance recoverables, investments, goodwill and intangible assets. Except for the captions on the consolidated balance sheets and consolidated and combined statements of comprehensive income, generally, the term loss(es) is used to collectively refer to both losses and LAE.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (ASU 2020-03). This update represents changes to clarify and improve the codification to allow for easier application by eliminating inconsistencies and providing clarification on items such as (i) the application of fair value option disclosures; (ii) the accounting for fees related to modifications of debt; and (iii) aligning the contractual term of a net investment in a lease in accordance with ASC Topic 326, Financial Instruments - Credit Losses, and the lease term determined in accordance with ASC Topic 842, Leases. The Company adopted items (i) and (ii) effective January 1, 2020 and will adopt item (iii) on January 1, 2023. Adoption of this standard has not had, and is not expected to have, a material impact on the consolidated financial statements.

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

In October 2021, the FASB issued ASU No 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). This update requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Accounting Standards Codification ("ASC") Topic 606 as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2024 on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Restricted cash of $407 and $4,085 represents fiduciary funds held for other companies as of December 31, 2021 and 2020, respectively. There is a corresponding obligation to the other companies included in accounts payable and accrued expenses as of December 31, 2021 and 2020 (Note 11).

Investments: Investment securities, consisting of fixed maturities, are classified as available-for-sale and reported at fair value. The change in unrealized gain and loss on fixed maturity investments is recorded as a component of accumulated other comprehensive income in the consolidated balance sheets, net of the related deferred tax effect, until realized. The change in unrealized gain and loss on equity securities is recorded as a component of net income and is included in net investment income on the consolidated statements of operations. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis and included in net realized gains (losses) on the consolidated statement of operations on the trade date. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities and reports the amortization in net investment income. Dividend and interest income is recognized when earned.

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

If a debt security is impaired and management intends to sell the security or it is more likely than not that the Company will have to sell the security before the amortized cost is recovered, then the Company recognizes impairment loss in net realized gains (losses). If it is determined that an impairment of a debt security is other-than-temporary and management neither intends to sell the security nor is it more likely than not that the Company will have to sell the security before it is able to recover its cost or amortized cost, then the Company separates the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. The Company records the amount of the impairment related to the credit loss as an impairment charge in net income and the amount of the impairment related to all other factors in accumulated other comprehensive income. No other-than-temporary impairment was recorded for the years ended December 31, 2021, 2020 and 2019.

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

Revenue from contracts with customers: Other revenue recorded by the Company includes brokerage, third-party administrative ("TPA"), management and consulting fees. The Company incurs certain costs associated with obtaining contracts with customers. Such contracts are one-year contracts and the amortization periods are one year or less. The Company has elected, as a practical expedient, to expense these contract costs as incurred.

Brokerage revenue includes the fees earned on excess of loss ("XOL") and quota share reinsurance treaties. Billings for brokerage revenues generally occur monthly. Revenue for reinsurance treaties consists of a single performance obligation whereas the total amount of consideration expected to be received is recorded on the effective date of the underlying contract. For XOL treaties, revenue is estimated based on the contractually specified minimum or deposit premiums. For quota share treaties, revenue is estimated based on the projected premium income provided by the ceding insurer. Brokerage fees are received based on the performance of the specified terms of the reinsurance treaty and thus, are considered variable consideration. Therefore, revenue is estimated and constrained to the extent it is probable a significant reversal of revenue will not occur, using the expected value method. Adjustments to revenue are recorded as additional evidence is received for the ultimate amount of brokerage earned under the contract.

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

The Company acts as a managing general agent ("MGA") to provide certain administrative and underwriting services. The consideration received varies based on certain factors including the contractual MGA rate and the total amount of premium written or collected under the contract. Billings for management fees occur on a monthly basis. Management fees consist of a single performance obligation that are recognized by the Company over time as services are provided. The volume of premium written or collected for a single contract varies throughout the contract period and, therefore, the Company has elected to record revenue in an amount that reflects the total fees that the Company has a right to invoice for during the period.

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

Premiums and other receivables consist of the following:

	December 31,
	2021	2020
Premiums receivable	$133,200	$106,708
Trade receivables	9,511	2,824
Notes receivable	12	51
Total premiums and other receivables	142,723	109,583
Less: Allowance for doubtful accounts	(803)	(366)
Net premiums and other receivables	$141,920	$109,217

The company recovered $177 of previously written off receivables during the year ended December 31, 2021 and wrote off $26 and $1,817 to bad debt during the years ended December 31, 2020 and 2019, respectively. Bad debt expense is included within general and administrative expenses in the consolidated statements of operations.

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

To the extent that unearned premiums on existing policies are not adequate to cover the sum of expected losses, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are expensed to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded. No premium deficiency exists as of December 31, 2021 or 2020.

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

Long-lived assets, such as property and equipment, and purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be impaired, the Company recognizes impairment to the extent that the carrying value exceeds the asset’s fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values, and third-party independent appraisals. The Company recorded no impairments of property and equipment for the years ended December 31, 2021, 2020 and 2019.

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

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the credit worthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no bad debt expense related to reinsurance during the years ended December 31, 2021, 2020 and 2019.

Guaranty funds: State guaranty associations assess insurance companies for the estimated loss resulting from insurers encountering financial difficulty. The Company records these assessments, as well as any return assessments, upon notification of the state guaranty associations. The effect on operations or financial position relating to any estimated losses are not material for the years ended December 31, 2021, 2020 and 2019.

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

The Company records any income tax penalties and income tax-related interest as income tax expense in the period incurred. The Company did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2021, 2020 and 2019.

Concentrations of risk: The Company had total gross written premiums of $634,164, $484,249 and $411,401 for the years ended December 31, 2021, 2020 and 2019, respectively, including:

	Year Ended December 31,
	2021	2020	2019
California	$179,426	$203,421	$202,446
Texas	85,154	28,909	*
Michigan	46,271	41,830	38,174
Florida	27,982	*	*
Arizona	26,272	27,950	34,215
Georgia	25,619	12,869	*
Alabama	20,991	17,549	12,946
Pennsylvania	20,375	10,498	*
Tennessee	15,966	12,347	8,065
Louisiana	14,124	*	*
Other geographical areas	171,984	128,876	115,555
Total gross written premium	$634,164	$484,249	$411,401
* The amount for the state is relevant for 2021 but not in other periods and therefore, was not presented.

As of December 31, 2021, approximately 22% and 29% of the Company’s investment portfolio was comprised of securities issued in industrial and public utility bonds and mortgage-backed securities, respectively, compared to 28% and 27% as of December 31, 2020, respectively. All of these securities are investment grade. This portfolio is widely diversified among various issuers and industries and does not depend on the economic stability of one issuer and industry.

The Company, from time to time, maintains its cash position at banks in excess of federally insured limits. The Company has not experienced any losses on such accounts.

Goodwill: Goodwill represents the cost to acquire a business over the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. The Company had $142,347 and $140,640 of goodwill on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. For the years ended December 31, 2021, 2020 and 2019, no impairment loss was recorded.

Intangible assets: Acquired intangible assets include client relationships, customer lists, non-compete agreements and trade names acquired. Intangible assets with a finite life are amortized over the estimated useful life. In valuing these assets, assumptions are made regarding useful lives and projected growth rates and significant judgment is required. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their undiscounted cash flows, an impairment loss is recorded. For the years ended December 31, 2021, 2020 and 2019, no impairment loss was recorded.

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

Fair value of total consideration transferred	$5,500
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	205
Premiums and other receivables	1,025
Property and equipment, net	39
Right of use asset	135
Goodwill	1,707
Intangible assets, net	3,624
Other assets	16
Accounts payable and accrued expenses	(873)
Lease liability	(135)
Debt	(243)
Net assets acquired	$5,500

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

The Company recorded $1,707 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce, the expected growth resulting from the acquisition, and synergies gained to assist in reducing operating expenses.

The Company also recorded preliminary intangible assets totaling $3,624, which are comprised of the following:

	Useful Life	Balance
Trade name	2 years	$28
Non-compete agreements	5 years	256
Customer relationships	12 years	3,340
Total intangible assets		$3,624

The operating results of WIC have been included in the consolidated financial statements of the Company since July 6, 2021, the date of acquisition, and were immaterial to the consolidated financial statements.

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

The Company recorded $2,873 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce and the expected growth resulting from the acquisition. The Company also recorded intangible assets totaling $3,299.

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

The Company recorded $134,428 of goodwill associated with the business combination. The goodwill recognized is attributable to the assembled workforce, the expected growth resulting from the acquisition and synergies gained to assist in the reduction of operating expenses. The Company also recorded intangible assets totaling $73,954.

LCTA Risk Services, Inc.

Effective April 1, 2020, Trean Corp purchased 100% of the operating assets and assumed the liabilities of LCTA Risk Services, Inc. The total purchase price was $1,400. The Company recorded $517 of goodwill associated with the business combination. The goodwill recognized is attributable to the expected growth resulting from the acquisition and the synergies gained to assist in reducing operating expenses. The Company also recorded intangible assets totaling $482.

American Liberty Insurance Company

Effective March 31, 2019, Benchmark Holdings Company purchased the remaining 25% of outstanding voting shares in ALIC for $1,155. The purchase price was determined based on the statutory surplus of ALIC.

First Choice Casualty Insurance Company

Effective February 19, 2019, Benchmark purchased 100% of the operating assets and assumed the liabilities of First Choice Casualty Insurance Company ("FCCIC"). The total purchase price was $5,314. As part of the acquisition, the Company recorded a bargain purchase gain of $634 which is included in net realized gains (losses) on the consolidated statements of operations. The Company was able to realize a bargain purchase gain as the seller was looking to exit the workers' compensation market with the sale of their management agreement to a new manager. With the new manager, the seller had a lack of interest and expertise in maintaining workers' compensation policies, which had historically been underwritten and managed by Trean Corp.

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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$2,392	$39,042	$—	$41,434
Foreign governments	—	2,490	—	2,490
States, territories and possessions	—	10,766	—	10,766
Political subdivisions of states territories and possessions	—	40,002	—	40,002
Special revenue and special assessment obligations	—	95,991	—	95,991
Industrial and public utilities	—	103,257	—	103,257
Commercial mortgage-backed securities	—	118,218	—	118,218
Residential mortgage-backed securities	—	17,368	—	17,368
Other loan-backed securities	—	41,425	—	41,425
Hybrid securities	—	110	—	110
Total fixed maturities	2,392	468,669	—	471,061
Equity securities:
Preferred stock	—	228	—	228
Common stock		741	—	741
Total equity securities	—	969	—	969
Total investments	$2,392	$469,638	$—	$472,030

Embedded derivatives on funds held under reinsurance agreements	$(4)	$275	$—	$271
Debt	$—	$30,938	$—	$30,938

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$17,471	$—	$—	$17,471
Foreign governments	—	302	—	302
States, territories and possessions	—	7,774	—	7,774
Political subdivisions of states, territories and possessions	—	33,212	—	33,212
Special revenue and special assessment obligations	—	81,714	—	81,714
Industrial and public utilities	—	113,741	—	113,741
Commercial mortgage-backed securities	—	18,066	—	18,066
Residential mortgage-backed securities	—	93,017	—	93,017
Other loan-backed securities	—	39,945	—	39,945
Hybrid securities	—	362	—	362
Total fixed maturities	17,471	388,133	—	405,604
Equity securities:
Preferred stock	—	240	—	240
Common stock	958	576	2,000	3,534
Total equity securities	958	816	2,000	3,774
Total investments	$18,429	$388,949	$2,000	$409,378

Embedded derivatives on funds held under reinsurance agreements	$176	$4,761	$—	$4,937
Debt	$—	$32,381	$—	$32,381

Bonds and equity securities: The Company, through its third-party pricing service provider, uses a variety of sources to estimate the fair value of investments such as Refinitiv (formerly Reuters), PricingDirect, ICE Data Services, and for equities, Bloomberg or S&P Capital IQ Pro. Equity securities are generally valued at the closing price on the exchange on which they are primarily traded as provided by a third-party pricing service. Fixed income securities are generally valued at an evaluated bid as provided by a third-party pricing service. Securities and other assets generally valued using third-party pricing services may also be valued at broker/dealer indications. Values obtained from third-party pricing services can utilize several market data sources for inputs such as transaction data, yield, quality, coupon rate, maturity, issue type, trading characteristics and other market activity. To validate the reasonableness of the prices, the Company performs various qualitative and quantitative procedures such as analysis of recent trading activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

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

Debt: The Company holds debt related to its secured credit agreement. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt.

Note 5. Investments
The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's investments are as follows:

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$113	$(169)	$41,434
Foreign governments	2,500	—	(10)	2,490
States, territories and possessions	10,593	189	(16)	10,766
Political subdivisions of states, territories and possessions	39,170	975	(143)	40,002
Special revenue and special assessment obligations	93,664	2,920	(593)	95,991
Industrial and public utilities	100,774	2,835	(352)	103,257
Commercial mortgage-backed securities	119,378	591	(1,751)	118,218
Residential mortgage-backed securities	16,549	843	(24)	17,368
Other loan-backed securities	41,236	248	(59)	41,425
Hybrid securities	105	5	—	110
Total fixed maturities available for sale	465,459	8,719	(3,117)	471,061
Equity securities:
Preferred stock	243	—	(15)	228
Common stock	741	—	—	741
Total equity securities	984	—	(15)	969
Total investments	$466,443	$8,719	$(3,132)	$472,030

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$17,135	$336	$—	$17,471
Foreign governments	300	2	—	302
States, territories and possessions	7,500	274	—	7,774
Political subdivisions of states, territories and possessions	31,759	1,453	—	33,212
Special revenue and special assessment obligations	77,329	4,422	(37)	81,714
Industrial and public utilities	107,017	6,768	(44)	113,741
Commercial mortgage-backed securities	16,242	1,848	(24)	18,066
Residential mortgage-backed securities	91,478	1,626	(87)	93,017
Other loan-backed securities	39,293	719	(67)	39,945
Hybrid securities	356	6	—	362
Total fixed maturities available for sale	388,409	17,454	(259)	405,604
Equity securities:
Preferred stock	243	—	(3)	240
Common stock	1,554	2,053	(73)	3,534
Total equity securities	1,797	2,053	(76)	3,774
Total investments	$390,206	$19,507	$(335)	$409,378

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$26,935	$(168)	$23	$(1)	$26,958	$(169)
Foreign governments	2,490	(10)	—	—	2,490	(10)
States, territories and possessions	935	(16)	—	—	935	(16)
Political subdivisions of states, territories and possessions	11,115	(143)	—	—	11,115	(143)
Special revenue and special assessment obligations	29,917	(593)	—	—	29,917	(593)
Industrial and public utilities	24,042	(286)	1,058	(66)	25,100	(352)
Commercial mortgage-backed securities	80,126	(1,565)	6,212	(186)	86,338	(1,751)
Residential mortgage-backed securities	4,539	(24)	—	—	4,539	(24)
Other loan-backed securities	20,153	(36)	2,477	(23)	22,630	(59)
Hybrid securities	—	—	—	—	—	—
Total bonds	$200,252	$(2,841)	$9,770	$(276)	$210,022	$(3,117)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$4,518	$—	$—	$—	$4,518	$—
Foreign governments	—	—	—	—	—	—
States, territories and possessions	—	—	—	—	—	—
Political subdivisions of states, territories and possessions	—	—	—	—	—	—
Special revenue and special assessment obligations	2,923	(37)	—	—	2,923	(37)
Industrial and public utilities	2,106	(44)	—	—	2,106	(44)
Commercial mortgage-backed securities	999	(24)	—	—	999	(24)
Residential mortgage-backed securities	8,811	(74)	262	(13)	9,073	(87)
Other loan-backed securities	2,037	(10)	9,036	(57)	11,073	(67)
Hybrid securities	250	—	—	—	250	—
Total bonds	$21,644	$(189)	$9,298	$(70)	$30,942	$(259)

The unrealized losses on the Company’s available for sale securities as of December 31, 2021 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020. The unrealized losses on the Company's available for sale securities as of December 31, 2020 were primarily attributable COVID-19 related credit spread widening and an increase in interest rates since first quarter 2020 lows, which predominantly impacted fixed maturities acquired during the second and third quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of December 31, 2021, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$29,108	$29,329
Due after one year but before five years	117,366	119,275
Due after five years but before ten years	78,967	81,217
Due after ten years	62,855	64,229
Commercial mortgage-backed securities	119,378	118,218
Residential mortgage-backed securities	16,549	17,368
Other loan-backed securities	41,236	41,425
Total	$465,459	$471,061

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities:
Gains	$153	$259	$91
Losses	(94)	(7)	(24)
Total fixed maturities	59	252	67
Funds held investments:
Gains	112	—	—
Losses	(10)	—	—
Total funds held investments	102	—	—
Equity securities:
Equity method investments:
Gains	—	3,115	—
Losses	(112)	—	—
Total equity securities	(112)	3,115	—
Total net investment realized gains (losses)	$49	$3,367	$67

Net investment income consists of the following for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Fixed maturities	$6,331	$6,271	$6,078
Income on funds held investments	2,338	3,345	3,322
Preferred stock	48	48	40
Common stock	—	1,980	—
Interest earned on cash and short-term investments	4	25	127
Net investment income	$8,721	$11,669	$9,567

Embedded derivatives

The Company enters into funds held contracts under reinsurance agreements which create embedded derivatives, which are measured at fair value. The embedded derivatives within our funds held under reinsurance agreements relate to a total return swap on the underlying investments. These embedded derivatives had no impact on total operating, investing and financing activities as presented on the Company’s consolidated statements of cash flows during the years ended December 31, 2021, 2020, and 2019. Total funds held under reinsurance agreements includes the following:

	December 31,
	2021	2020
Funds held under reinsurance agreements, at cost	$199,139	$169,767
Embedded derivatives, at fair value	271	4,937
Total funds held under reinsurance agreements	$199,410	$174,704

Gains (losses) on embedded derivatives consists of the following for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Change in fair value of embedded derivatives	$4,666	$(2,810)	$(3,999)
Effect of net investment income on funds held investments	(2,338)	(3,345)	(3,322)
Effect of realized gains on funds held investments	(102)	—	—
Total gains (losses) on embedded derivatives	$2,226	$(6,155)	$(7,321)

Note 6. Equity Method Investments
The Company held equity method investments in Compstar, Trean Intermediaries ("TRI") and Stop-Loss Re, LLC ("Stop-Loss"). Equity earnings and losses are reported in equity earnings in affiliates, net of tax on the consolidated statements of operations.

On July 15, 2020, the Company purchased the remaining 55% ownership interest in Compstar (See Note 3) and, as a result, Compstar is no longer recorded as an equity method investment. Prior to the acquisition, the Company owned 45% of Compstar which had a carrying value of approximately $11,831 as of December 31, 2019. The Company recorded earnings for the years ended December 31, 2020 and 2019 of 2,333 and $3,012, respectively. Distributions received from Compstar for the years ended December 31, 2020 and 2019 were $2,842 and $4,649, respectively.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000, resulting in a remaining ownership interest of 10%. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115, which is included in net realized gains (losses) on the consolidated statements of operations. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000 which is recorded in net investment income on the consolidated statement of operations. The Company sold all of its remaining ownership interest in TRI during Q3 2021 for $1,888, resulting in a realized loss of $112, which was included in net realized gains on the consolidated statement of operations. The Company recorded earnings for the year ended December 31, 2019 of $552. Distributions received from TRI for the years ended December 31, 2020 and 2019 were $225 and $840, respectively.

Effective December 31, 2019, the Company surrendered its ownership in Stop-Loss. The Company recorded a loss on disposal of approximately $34 for the year ended December 31, 2019 which is included within net realized gains (losses) on the consolidated statements of operations. The Company’s losses for the years ended December 31, 2019 were approximately $6.

Summarized financial information for the Company's equity method investments are as follows:

	2021	2020	2019
Total assets	*	*	$58,657
Total liabilities	*	*	42,980
Revenues	*	*	24,010
Net income (loss)	*	*	8,870
*2021 and 2020 amounts are not included as the Company no longer maintains an equity method investment in Compstar, TRI or Stop-Loss.

Note 7. Nonconsolidated Variable Interest Entities
In 2019, the Company was engaged with certain entities that were deemed to be variable interest entities. A variable interest entity ("VIE") is an entity that has investors that lack certain essential characteristics of a controlling financial interest, such as a simple majority equity ownership or lacks sufficient funds to finance its own activities without financial support provided by other entities. The Company performs ongoing qualitative assessments of its VIEs to determine whether the Company has a controlling financial interest in the VIE and therefore is the primary beneficiary. The Company is deemed to have a controlling financial interest when it has both the ability to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Based on the Company’s assessment, if it determines it is the primary beneficiary, the Company consolidates the VIE in the consolidated financial statements.

The Company had a variable interest in Trean Capital Trust I (the "Trust") that had mandatory redeemable preferred securities outstanding with a liquidation value of $7,500. The Trust was a variable interest entity under current accounting guidance because the Company had limited ability to make decisions about its activities. However, the Company was not the primary beneficiary of the Trust; and therefore, the Trust and the mandatory redeemable preferred securities issued by the Trust are not reported on the Company’s consolidated balance sheets. During 2020, the Company redeemed all of the redeemable preferred securities of the Trust. As of December 31, 2020, the Trust is no longer considered a VIE.

The Company had a variable interest in Compstar Holding Company LLC ("Compstar"), a limited liability company created for the purchase of an interest in Compstar Insurance Services, LLC, a California based general agent. Compstar was a variable interest entity under current accounting guidance because Compstar did not have sufficient capital at risk, as evidenced by a loan guarantee by a member. However, the Company was not the primary beneficiary of Compstar, and therefore, was not reported in the Company’s consolidated balance sheet as of December 31, 2019. During 2020, the Company purchased the remaining ownership interest in Compstar resulting in Compstar becoming a wholly-owned subsidiary of the Company. As of December 31, 2020, Compstar is no longer considered a VIE.

Note 8. Property and Equipment
Property and equipment consists of the following:

	December 31,
	2021	2020
Land	$1,780	$1,780
Building and building improvements	5,755	5,755
Furniture and fixtures	1,137	1,106
Office equipment	2,898	2,813
Other property, plant and equipment	101	93
Deposits on fixed assets not placed in service	277	15
Total, at cost	11,948	11,562
Less: Accumulated depreciation	(4,316)	(3,308)
Property and equipment, net	$7,632	$8,254

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1,007, $912 and $830, respectively.

Note 9. Goodwill and Intangible Assets
Goodwill

Changes in the carrying value of goodwill are as follows:

	2021	2020
Balance at beginning of period	$140,640	$2,822
Acquisitions	1,707	137,818
Balance at end of period	$142,347	$140,640

Intangible assets

Intangible assets subject to amortization consist of the following:

		December 31,
	Useful Life	2021	2020
Non-compete agreement	2-5 years	$300	$44
Trade name	2-15 years	3,710	3,682
Customer lists and relationships	10-14 years	77,624	74,284
Totals		81,634	78,010
Less: Accumulated amortization		(8,520)	(2,694)
Intangible assets, net		$73,114	$75,316

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $5,826, $2,573 and $46, respectively.

The estimated future amortization of intangible assets is as follows:

	Trade name	Customer lists and relationships	Non-Compete	Total
2022	$262	$5,684	$51	$5,997
2023	248	5,684	51	5,983
2024	241	5,683	51	5,975
2025	241	5,683	51	5,975
2026	241	5,683	26	5,950
Thereafter	2,065	41,169	—	43,234
Total	$3,298	$69,586	$230	$73,114

Note 10. Deferred Policy Acquisition Costs, Net
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years ended December 31, 2021, 2020 and 2019.

The table below depicts the activity with regard to deferred policy acquisition costs, net:

	2021	2020	2019
Balance at beginning of period	$1,332	$2,115	$2,976
Policy acquisition costs deferred	22,853	7,593	14,646
Amortization charged to expense	(10,841)	(8,376)	(15,507)
Balance at end of period	$13,344	$1,332	$2,115

Note 11. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued commissions and third-party administration fees	$7,337	$5,391
Trade payables	4,765	2,823
Accrued taxes, licenses and fees	6,710	4,527
Accrued wages and employee benefits	4,873	4,092
Amounts retained for the accounts of others	1,619	41,655
Litigation settlement	—	1,210
Other liabilities	4,144	1,542
Total	$29,448	$61,240
Note 12. Debt
Debt consisted of the following:

	December 31,
	2021	2020
Secured credit facility	$30,938	$32,381
Less: unamortized deferred financing costs	(576)	(744)
Net debt	$30,362	$31,637

Secured Credit Facility

In April 2018, Trean Corp entered into a credit agreement with a bank which included a term loan facility totaling $27,500 and a revolving credit facility of $3,000. On July 16, 2020, the Company entered into a new Second Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 4.50%, 4.50% and 3.00%, which was 4.64%, 4.72% and 6.33% as of December 31, 2021, 2020 and 2019, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $1,517, $1,518 and $1,617 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of December 31, 2021, 2020 and 2019.

Junior Subordinated Debt

In June 2006, the Trust issued 7,500 shares of preferred capital securities to qualified institutional buyers and 232 common securities to Trean Corp. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of Trean Corp's Junior Subordinated Debt due 2036 (the Subordinated Notes). The Subordinated Notes represent the sole assets of the Trust. On October 7, 2020, Trean Corp redeemed all of the Subordinated Notes for a total payoff amount of $7,807.

The interest rate was a fixed rate of 9.167% until July 7, 2011, after which a variable interest rate of LIBOR (1.99% as of December 31, 2019) plus 3.50% was in effect. The interest rate totaled 5.49% as of December 31, 2019. The preferred capital securities issued by the Trust in turn paid quarterly cash distributions at an annual rate of 9.167% per annum of the liquidation amount of $1 per security until July 7, 2011 and thereafter at a variable rate per annum, reset quarterly, equal to LIBOR plus 3.50%.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded $0, $271 and $464 of interest expense, respectively, associated with the Subordinated Notes.

Oak Street Loan

In conjunction with the acquisition of Compstar (See Note 3), the Company acquired a loan from Oak Street Funding with a total principle of $19,740. In July 2020, upon completion of the acquisition, the Company paid this loan off in full.

PPP Loans

In conjunction with the acquisition of Compstar, the Company acquired a Federal Paycheck Protection Program ("PPP Loan") with a principal balance of $325. The PPP Loan was forgiven on November 6, 2020. In conjunction with the acquisition of 7710, the Company acquired a PPP Loan with a principal balance of $269. The PPP Loan was forgiven on November 12, 2020. In conjunction with the acquisition of WIC, the Company acquired two PPP Loans with a principal balance of $243. As of December 31, 2021, both loans had been fully forgiven.

Scheduled maturities of debt, excluding deferred financing costs, are as follows:

2022	$1,650
2023	2,888
2024	3,300
2025	23,100
Total debt	$30,938

Note 13. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative, consulting and other fee-based revenue. Revenue from contracts with customers was $10,240 and $12,104 for the years ended December 31, 2021 and 2020, respectively.

The following table presents the revenues recognized from contracts with customers included in the consolidated statements of operations.

	Year Ended December 31,
	2021	2020
Brokerage	$7,036	$8,994
Managing general agent fees	603	976
Third-party administrator fees	1,608	1,630
Consulting fees	993	504
Total revenue from contracts with customers	$10,240	$12,104

The Company did not have any contract liabilities as of December 31, 2021 or December 31, 2020. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the consolidated balance sheets.

	December 31,
	2021	2020
Contract assets	$3,353	$3,405

Note 14. Income Taxes
Income tax expense is comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Current tax expense	$7,823	$7,291	$8,642
Deferred tax expense	(2,374)	(1,056)	(2,408)
Total income tax expense	$5,449	$6,235	$6,234

The income tax expense differs from the expected income tax expense computed by applying the applicable federal statutory tax rates to pretax income as a result of the following:

	2021	Effective Rate	2020	Effective Rate	2019	Effective Rate
Income tax expense computed at statutory rate	$5,204	21.0%	$19,415	21.0%	$6,469	21.0%
State taxes, net of federal benefit	47	0.2%	577	0.6%	293	1.0%
Tax-exempt municipal income, net of proration	(263)	(1.1)%	(272)	(0.3)%	(271)	(0.9)%
Nondeductible IPO & potential buyer expenses	10	—%	957	1.0%	91	0.3%
Fair market value adjustment on Compstar investment	—	—%	(14,668)	(15.9)%	—	—%
Other	451	1.9%	226	0.3%	(348)	(1.2)%
Total income tax expense	$5,449	22.0%	$6,235	6.7%	$6,234	20.2%

As of December 31, 2021 and 2020, the Company has net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $3,272 related to the purchases of ALIC and FCCIC. Due to the purchases, the Company is limited to the amount of NOL Carryforward it can use each year. The Company estimates it can use approximately $1,676 of the available NOL carryforward over the next 18 years, and has established a deferred tax asset of approximately $41 and $118 as of December 31, 2021 and 2020, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Unpaid losses and LAE	$4,574	$3,180
Unearned premiums	3,802	2,101
NOL carryforward	41	118
Lease liability	1,188	1,789
Accrued liabilities	926	189
Stock compensation	484	120
Other	51	81
Total deferred tax assets	11,066	7,578

Deferred tax liabilities:
Deferred acquisition costs	(2,802)	(259)
Loss reserve discounting TCJA transitional adjustment	(473)	(591)
Unrealized gains and losses on investments	(1,131)	(2,556)
Property and equipment	(191)	(389)
Right-of-use asset	(1,082)	(1,667)
Intangible assets	(12,715)	(13,271)
Unrealized gain on TRI investment	—	(474)
Prepaid expenses	(43)	(352)
Section 481(a) adjustment	(56)	(224)
Other	(93)	(124)
Total deferred tax liabilities	(18,586)	(19,907)
Net deferred tax assets (liabilities)	$(7,520)	$(12,329)

The Company completed its IRS examination related to the 2017 income tax return of Trean Corp. The results of the examination resulted in no changes to the 2017 Trean Corp tax return. The Company's tax years 2018 through 2020 remain open to examination by the IRS and various state authorities.

As of December 31, 2021 and 2020, the Company has not taken any uncertain tax positions with regard to its tax returns.

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

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Year Ended December 31,
	2021	2020	2019
Unpaid losses and LAE reserves at beginning of period	$457,817	$406,716	$340,415
Less losses ceded through reinsurance	(335,655)	(304,005)	(257,421)
Net unpaid losses and LAE at beginning of period	122,162	102,711	82,994
Acquisition of subsidiary, net of losses ceded through reinsurance	—	7,050	6,366
Incurred losses and LAE related to:
Current period	136,191	65,587	54,933
Prior period	(5,419)	(14,813)	(10,272)
Total incurred losses and LAE	130,772	50,774	44,661
Paid losses and LAE, net of reinsurance, related to:
Current period	42,484	15,411	11,852
Prior period	35,138	22,962	19,458
Total paid losses and LAE	77,622	38,373	31,310
Net unpaid losses and LAE at end of period	175,312	122,162	102,711
Plus losses ceded through reinsurance	369,008	335,655	304,005
Unpaid losses and LAE reserves at end of period	$544,320	$457,817	$406,716

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and LAE decreased by approximately $5,419, $14,813 and $10,272 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company purchased annuities from life insurers under which the claimants are the payees. The purchase of these annuities allowed the Company to reduce reserves for unpaid losses by approximately $2,553 in previous years. Under the terms of settlement with the claimants, the Company remains liable for payments to the claimants of approximately $1,661 and $1,717 as of December 31, 2021 and 2020, respectively, in the event of default or insolvency of the life insurers.

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses, net of reinsurance by accident year and cumulative paid loss and allocated loss adjustment expenses, net of reinsurance by accident year, for the years ended December 31, 2012 to 2021, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2021, by reportable line of business and accident year (dollars in thousands). The Company’s primary lines of business are workers’ compensation and other liability.

Workers' Compensation
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	20,397	20,948	19,699	20,176	19,235	18,778	18,898	18,967	18,933	18,751	$809	3,189
2013		22,746	22,879	22,650	19,772	19,528	19,426	19,814	19,964	19,968	1,334	3,550
2014			22,357	20,686	19,781	19,394	17,967	18,025	18,049	17,584	1,484	3,558
2015				22,643	23,830	23,444	21,788	22,218	19,560	19,974	1,975	4,796
2016					30,710	29,261	27,674	25,430	23,063	23,076	1,891	9,849
2017						35,683	29,107	25,713	24,439	24,581	2,795	14,591
2018							40,122	34,478	34,321	31,909	3,922	12,524
2019								48,565	45,382	44,997	7,561	11,524
2020									55,960	55,531	11,949	11,983
2021										100,254	33,499	14,242
										$356,625

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	6,100	11,854	14,292	15,902	16,683	17,426	17,951	18,164	18,329	18,363
2013		6,734	12,407	15,703	17,135	18,448	18,664	18,976	18,906	19,335
2014			5,958	11,672	14,393	16,011	16,177	16,535	16,607	16,707
2015				6,089	13,313	15,814	17,002	17,638	17,984	18,143
2016					7,260	15,329	17,904	18,728	19,856	20,551
2017						7,439	15,017	17,930	19,353	20,456
2018							8,978	19,811	24,023	26,201
2019								11,201	24,472	30,650
2020									12,141	30,646
2021										26,623
										227,675
	All outstanding liabilities before 2012, net of reinsurance									4,861
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$133,811

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	27.6%	32.6%	14.8%	8.6%	4.5%	3.6%	2.2%	1.5%	1.8%	0.5%

* Presented as unaudited required supplementary information

Other Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	1,442	880	973	863	1,092	1,278	1,745	1,721	1,717	1,796	$180	486
2013		1,914	1,876	1,617	1,580	1,804	2,068	1,651	1,667	1,703	340	369
2014			2,183	1,964	1,921	2,154	3,107	3,013	2,832	2,593	455	466
2015				2,946	2,652	2,862	3,549	3,334	2,860	2,523	696	511
2016					2,689	2,794	3,135	3,180	2,735	2,423	1,145	362
2017						4,964	3,089	4,555	3,966	3,267	1,609	343
2018							4,256	4,278	3,010	3,679	2,216	265
2019								5,457	2,849	3,608	3,110	128
2020									2,932	3,702	3,222	119
2021										4,362	3,238	137
										$29,656

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	42	141	187	346	512	761	1,146	1,234	1,374	1,460
2013		65	195	281	573	798	1,048	1,153	1,215	1,282
2014			53	233	405	639	1,067	1,687	1,884	1,989
2015				123	374	600	945	1,187	1,258	1,523
2016					54	137	355	558	783	1,081
2017						52	439	676	999	1,387
2018							52	345	504	846
2019								111	170	239
2020									55	196
2021										719
										10,722
	All outstanding liabilities before 2012, net of reinsurance									225
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$19,159

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	4.5%	4.3%	6.2%	12.2%	12.8%	12.8%	13.4%	11.0%	3.1%	6.0%

* Presented as unaudited required supplementary information

All Other Lines
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	18	3	25	14	4	2	3	2	1	1	$—	479
2013		1	—	13	9	10	12	—	—	—	—	572
2014			40	127	24	23	21	16	16	6	—	1,051
2015				168	132	108	113	98	98	19	—	1,167
2016					1,882	1,617	1,745	1,555	1,542	1,051	8	1,288
2017						2,852	2,917	2,417	2,442	1,935	2	2,128
2018							2,885	2,874	2,549	2,520	57	2,021
2019								3,756	3,367	3,219	169	1,434
2020									4,842	5,129	602	1,241
2021										23,365	4,412	3,911
										$37,245

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	1	1	1	1	1	1	1	1	1	1
2013		—	—	—	—	—	—	—	—	—
2014			—	100	16	16	16	16	16	6
2015				63	98	98	99	98	98	19
2016					796	1,325	1,418	1,494	1,499	1,016
2017						1,412	2,099	2,203	2,321	1,884
2018							1,309	2,123	2,325	2,432
2019								1,903	2,532	2,789
2020									2,291	3,595
2021										11,093
										22,835
	All outstanding liabilities before 2012, net of reinsurance									71
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$14,481

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	28.0%	29.0%	13.4%	8.5%	4.9%	4.1%	3.1%	2.1%	2.2%	1.0%

* Presented as unaudited required supplementary information

Total Lines
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2021
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	21,857	21,831	20,697	21,053	20,331	20,058	20,646	20,690	20,651	20,548	$989	4,154
2013		24,661	24,755	24,280	21,361	21,342	21,506	21,465	21,631	21,671	1,674	4,491
2014			24,580	22,777	21,726	21,571	21,095	21,054	20,897	20,183	1,939	5,075
2015				25,757	26,614	26,414	25,450	25,650	22,518	22,516	2,671	6,474
2016					35,281	33,672	32,554	30,165	27,340	26,550	3,044	11,499
2017						43,499	35,113	32,685	30,847	29,783	4,406	17,062
2018							47,263	41,630	39,880	38,108	6,195	14,810
2019								57,778	51,598	51,824	10,840	13,086
2020									63,734	64,362	15,773	13,343
2021										127,981	41,149	18,290
										$423,526

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	6,143	11,996	14,480	16,249	17,196	18,188	19,098	19,399	19,704	19,824
2013		6,799	12,602	15,984	17,708	19,246	19,712	20,129	20,121	20,617
2014			6,011	12,005	14,814	16,666	17,260	18,238	18,507	18,702
2015				6,275	13,785	16,512	18,046	18,923	19,340	19,685
2016					8,110	16,791	19,677	20,780	22,138	22,648
2017						8,903	17,555	20,809	22,673	23,727
2018							10,339	22,279	26,852	29,479
2019								13,215	27,174	33,678
2020									14,487	34,437
2021										38,435
										261,232
	All outstanding liabilities before 2012, net of reinsurance									5,157
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$167,451

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	28.0%	29.0%	13.4%	8.5%	4.9%	4.1%	3.1%	2.1%	2.2%	1.0%

* Presented as unaudited required supplementary information

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and loss adjustment expense in the consolidated balance sheets is as follows:

	December 31,
	2021	2020
Net outstanding liabilities
Workers' compensation	$133,811	$94,116
Other liability	19,159	16,622
All other lines of business	14,481	3,842
Liabilities for unpaid loss and loss adjustment expense, net of reinsurance	167,451	114,580
Reinsurance recoverable on unpaid claims
Workers' compensation	260,891	259,220
Other liability	50,765	43,592
All other lines of business	57,352	32,843
Total reinsurance recoverable on unpaid claims	369,008	335,655
Unallocated loss adjustment expenses	7,861	7,582
Total liability for unpaid loss and loss adjustment expenses	$544,320	$457,817

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

Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. The Company has diversified its credit risk related to the reinsurance ceded. There were no disputes with reinsurers as of December 31, 2021 and 2020. The Company has no reinsurance recoverables deemed uncollectible during the years ended December 31, 2021, 2020 and 2019.

The Company holds collateral on a funds held basis or requires collateral in a trust or as a letter of credit to secure recoverable balances from reinsurers not authorized in the insurance carriers state of domicile as follows:

	December 31,
	2021	2020
Letters of credit	$24,979	$4,846
Trust	126,404	123,807
Funds held	156,401	143,528
Total	$307,784	$272,181

Funds held in the table above represents only the portion of total funds held for which we require collateral to secure recoverable balances from reinsurers that are not authorized in the respective insurance carrier's state of domicile and does not include $43,009 and $31,176 of funds held for reinsurance companies that are authorized in the respective insurance carrier's state of domicile as of December 31, 2021 and 2020, respectively.

The Company has unsecured aggregate recoverable for losses, paid and unpaid, loss adjustment expenses and unearned premiums with the following individual reinsurers, authorized or unauthorized, exceeding 5 percent of stockholders’ equity:

	December 31,
	2021	2020
Arch Reins Co	$22,050	$34,120
Markel Global Reins Co	66,933	77,222

A summary of the impact of ceded reinsurance is as follows:

	Year Ended December 31,
	2021				2020
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Losses and LAE liabilities	$531,598	$12,722	$(369,008)	$175,312	$445,867	$11,950	$(335,655)	$122,162
Unearned premiums	216,878	3,062	(129,411)	90,529	155,404	2,583	(107,971)	50,016
Written premiums	624,769	9,395	(394,888)	239,276	476,342	7,907	(352,252)	131,997
Earned premiums	563,337	8,916	(373,573)	198,680	424,136	7,898	(323,567)	108,467
Loss and loss adjustment expenses	343,134	14,287	(226,649)	130,772	211,096	2,579	(162,901)	50,774

Note 17. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected, as a practical expedient, to account for lease components and any non-lease components within a contract as a single lease component, and therefore allocates all of the expected lease payments to the lease component. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. Our leases have remaining terms ranging from one month to 42 months, some of which have options to extend the lease for up to 5 years. As of December 31, 2021, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the years ended December 31, 2021 and 2020 was $2,459 and $2,501, inclusive of $25 and $362 in variable lease expense, respectively. The Company also sublets some of its leased office space and recorded $100 and $84 of sublease income for the years ended December 31, 2021 and 2020, respectively, which is included in other income on the consolidated statements of operations. Total rent expense was $1,575 and sublease income was $90 for the year ended December 31, 2019, which was recorded prior to the adoption of ASU 2016-02.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Right of use asset	$4,530	$6,338
Lease liability	$4,976	$6,893
Weighted average remaining lease term	2.42 years	3.26 years
Weighted average discount rate	6.33%	6.37%

Future maturities of lease liabilities as of December 31, 2021 are as follows:

Operating Leases
2022	$2,428
2023	1,846
2024	971
2025	102
2026	7
Thereafter	—
Total lease payments	5,354
Less: imputed interest	(378)
Total lease liabilities	$4,976

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

Prior to the completion of the above offering, the Company effected the following reorganization transactions: (i) each of Trean and BIC contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for shares of common stock in Trean Insurance Group, Inc.; and (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of December 31, 2021, and 2020 there were 51,176,887 and 51,148,782, respectively, shares of common stock issued and outstanding.

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

Note 19. Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during reported periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock of the Company during reported periods and is calculated using the treasury stock method. As a result of the Company's IPO and corporate reorganization, the number of shares used to compute earnings per share for pre-reorganization 2019 periods presented was retrospectively adjusted to reflect the recapitalization in a manner akin to a split-like situation.

The following table presents the calculation of basic and diluted EPS of common stock:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Net income - basic and diluted	$19,330	$88,549	$28,126

Weighted average number of shares outstanding - basic	51,162,293	43,744,003	37,386,394
Effect of dilutive securities:
Restricted stock units	11,157	741	—
Dilutive shares	11,157	741	—
Weighted average number of shares outstanding - diluted	51,173,450	43,744,744	37,386,394

Excluded: Antidilutive common stock equivalents	39,808	89,920	0

Earnings per share:
Basic	$0.38	$2.02	$0.75
Diluted	$0.38	$2.02	$0.75

Note 20. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income for unrealized gains and losses on available-for-sale securities:

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$13,426	$6,500	$(3,483)
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	(11,386)	9,028	12,707
Income tax expense (benefit)	(2,391)	1,903	2,671
Unrealized investment gains (losses), net of tax	(8,995)	7,125	10,036
Less: reclassification adjustments to:
Net realized investment gains included in net realized gains	59	252	67
Income tax expense	12	53	14
Total reclassifications included in net income, net of tax	47	199	53
Other comprehensive income (loss)	(9,042)	6,926	9,983
Balance at end of period	$4,384	$13,426	$6,500

Note 21. Stock Compensation
As of December 31, 2021, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, in order to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Company’s board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards or any combination of the foregoing.

Stock Options

Compensation expense is recognized for all stock compensation arrangements by the Company. Stock compensation expense related to stock option awards was $164 and $61 for the years ended December 31, 2021 and 2020.

Employee stock option awards granted set forth, among other things, the option exercise price, the option term, provisions regarding option exercisability and whether the option is intended to be an incentive stock option ("ISO") or a nonqualified stock option ("NQSO"). Stock options may be granted to employees at such exercise prices as the Company’s board of directors may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. Employee options vest one third annually over a period of three years and have contractual terms of 10 years from the date of grant.

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

	2021	2020
Expected volatility	29.8%	29.8%
Expected term	6 years	6 years
Risk-free interest rate	1.32%	0.47%

A summary of the status of the Company's stock option activity as of December 31, 2021 and changes during the year then ended are as follows:

	Stock Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2020	89,920	$15.00
Granted	60,729	$17.50
Forfeited or cancelled	(30,462)	$15.81
Balance outstanding, December 31, 2021	120,187	$16.06
Options exercisable, December 31, 2021	24,351	$15.00

The following table summarizes information regarding stock options outstanding as of December 31, 2021:

	Options Outstanding				Options Vested or Expected to Vest
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
2020 Omnibus Plan	120,187	$16.06	8.70 years	$—	120,187	$16.06	8.70 years	$—

The weighted average grant-date fair value of options granted for the years ended December 31, 2021 and 2020 was $5.49 and $4.43. As of December 31, 2021, total unrecognized compensation cost related to stock options was $361 and is expected to be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $1,358 and $445 for the years ended December 31, 2021 and 2020. As of December 31, 2021 there was $3,202 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 2.1 years. The total fair value of restricted stock units vested during the years ended December 31, 2021 and 2020 was $498 and $174.

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

Fiscal 2021
Total grant date fair value	$845
Total grant date fair value per share	$13.92
Expected volatility	35.0%
Weighted average expected life	2.77 years
Risk-free interest rate	0.27%

The percent of the target MSU that will be earned based on the Company’s TSR is as follows:

Cumulative TSR %	Percent of Units Vested
Below 25.1%	—%
25.1%	50%
47.2%	100%
69.3% and above	200%

A summary of the status of the Company’s non-vested restricted stock unit activity as of December 31, 2021 and changes during the year then ended is as follows:

	RSUs		MSUs		PSUs		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2020	111,588	$14.99	—	$—	—	$—	111,588	$14.99
Granted	74,669	$16.14	60,715	$13.92	121,458	$17.50	256,842	$16.26
Vested	(34,686)	$15.08	—	$—	—	$—	(34,686)	$15.08
Forfeited or cancelled	(34,462)	$15.55	(9,854)	$13.92	(19,710)	$17.50	(64,026)	$15.90
Non-vested outstanding, December 31, 2021	117,109	15.53	50,861	13.92	101,748	17.50	269,718	15.97

Note 22. Regulatory Matters
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance company subsidiaries, Benchmark, ALIC, 7710 & BSIC differ from GAAP. The principal differences between statutory accounting practices ("SAP") and GAAP as they relate to the financial statements of Benchmark, ALIC, 7710 and BSIC are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) bonds are recorded at amortized cost under SAP and fair value under GAAP. Benchmark is domiciled in Kansas, ALIC is domiciled in Utah, 7710 is domiciled in South Carolina and BSIC is domiciled in Arkansas. As of December 31, 2021 and 2020, and during the years then ended, Benchmark, ALIC, 7710 and BSIC met all regulatory requirements of the states in which they operate.

Risk-based capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners ("NAIC") require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g. investment risk, underwriting profitability, etc.) of the insurance company subsidiaries. As of December 31, 2021 and 2020, the insurance company subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized statutory basis information, which differs from GAAP, is shown below for Benchmark, ALIC, 7710 and BSIC.

	2021
(in thousands, except percentages)	Benchmark	ALIC	7710	BSIC
Statutory capital and surplus	$170,686	$6,321	$6,395	$19,977
RBC authorized control level	24,279	567	382	129
Statutory net income (loss)	(782)	128	76	(23)
RBC percentage	703%	1115%	1674%	15486%

	2020
(in thousands, except percentages)	Benchmark	ALIC	7710
Statutory capital and surplus	$173,241	$6,284	$6,370
RBC authorized control level	14,379	523	1,265
Statutory net income	20,475	111	519
RBC percentage	1205%	1202%	504%

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Kansas, California, Utah, South Carolina and Arkansas.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of net income during the applicable twelve-month period (not including realized gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities. For the years ended December 31, 2021 and 2020 the Company could approve dividends without the approval of the state up to $20,474 and $23,475, respectively. The Kansas Insurance Department does not have any limitations on the total amount of dividends paid.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of ALIC's own securities. For the years ended December 31, 2021 and 2020 the Company could approve dividends without the approval of the state up to $11 and $266, respectively.

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710’s own securities. For the year ended December 31, 2021 and 2020 the Company could approve dividends without the approval of the state up to $519 and $118, respectively.

Under Arkansas law, dividends payable from BSIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of BSIC’s surplus as shown on the last statutory financial statement on file with the Arkansas Insurance Department; or (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of BSIC's own securities.

The insurance laws of Kansas require Benchmark to maintain minimum capital and surplus of $1,500. The insurance laws of Utah require ALIC to maintain minimum capital in the amount of $300. The insurance laws of South Carolina require 7710 to maintain minimum capital and surplus of $1,200. The insurance laws of Arkansas require BSIC to maintain minimum capital and surplus of $20,000.

Note 23. Employee Benefit Plan
The Company has a 401(k) Plan and Trust. This Plan covers all eligible employees of the Company. An employee becomes eligible on the first day of each calendar quarter if they are at least 21 years old. Participants may elect to contribute from 1 percent up to 15 percent of their salary annually. The Company matches 50 percent of each dollar an employee contributes on the first 5 percent of compensation. In addition, under the safe-harbor plan, the Company contributes 3 percent of each participant's gross wages regardless of the employee's contributions. The Company may also make discretionary profit sharing contributions. The employees vest 25 percent per year of service beginning in the second full year of service. The Company contributed approximately $1,373, $942 and $721 to the plan for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 24. Commitments and Contingencies
From time to time, the Company is subject to litigation related to its insurance business. Management does not believe that the Company is a party to any such pending litigation that would have a material adverse effect on its future operations.

Note 25. Transactions with Related Parties
In connection with our IPO, we entered into a director nomination agreement with the Altaris Funds, the Company's principal stockholder. So long as the Altaris Funds own 35% or more of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate three individuals to our board of directors; so long as the Altaris Funds own 20% or more but less than 35% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate two individuals to our board of directors; and so long as the Altaris Funds own 10% or more but less than 20% of our outstanding common stock, the Altaris Funds will have the right (but not the obligation) to nominate one individual to our board of directors. Prior to the IPO, the Company paid a management fee to the Altaris Funds totaling $500 and $1,000 for the years ended December 31, 2020 and 2019, respectively, which is included in general and administrative expenses on the consolidated statement of operations. In conjunction with the IPO in 2020, the Company paid a termination fee to the Altaris Funds totaling $7,639, which is included in other expenses on the consolidated statement of operations. As of December 31, 2019, the Company owed the Altaris Funds $83, which is included within accounts payable and accrued expenses on the 2019 consolidated balance sheet.

On July 6, 2021, Trean Corp purchased 100% ownership of WIC. Prior to the acquisition, WIC was partially owned by two employees of the Company. The total purchase price was $5,500, which includes $1,500 that is contingent on WIC's future earnings, as defined in the agreement. As of December 31, 2021, $1,500 of the total purchase price is outstanding and included within accounts payable and accrued expenses on the consolidated balance sheet.

The Company recorded $200 of revenue for consulting services provided to TRI for each the years ended December 31, 2021, 2020 and 2019.

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining ownership interest in Compstar (See Note 3). Prior to the acquisition, the Company owned a 45% interest in Compstar, a program manager that handles the underwriting, premium collection and servicing of insurance policies for the Company. The Company recorded $90,199 of gross earned premiums resulting in gross commissions of $17,709 for the year ended December 31, 2020 prior to the acquisition. The Company recorded $176,083 of gross earned premiums resulting in gross commissions of $37,034 due to Compstar for the year ended December 31, 2020.

Schedule II. Condensed Financial Information of Registrant

Trean Insurance Group, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	December 31,
	2021	2020
Assets
Investment in subsidiaries	$267,643	$252,607
Total investments	267,643	252,607
Cash and cash equivalents	4,242	683
Income taxes receivable	12,360	4,579
Intercompany receivables	135,369	152,643
Deferred tax asset	671	257
Other assets	1,930	—
Total assets	$422,215	$410,769
Liabilities
Accounts payable and accrued expenses	$306	$662
Total liabilities	306	662
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,176,887 and 51,148,782 issued and outstanding)	512	511
Additional paid-in capital	288,623	287,110
Retained earnings	128,390	109,060
Accumulated other comprehensive income	4,384	13,426
Total stockholders' equity	421,909	410,107
Total liabilities and stockholders' equity	$422,215	$410,769

Schedule II. Condensed Financial Information of Registrant - (Continued)

Trean Insurance Group, Inc.
Condensed Statements of Operations
(in thousands)

	Year Ended December 31,
	2021	2020
Revenues
Net investment income	$9	$—
Other revenue	—	300
Total revenue	9	300
Expenses
General and administrative expenses	4,103	1,118
Other expenses	845	11,054
Noncash stock compensation	1,522	506
Interest expense	—	299
Total expenses	6,470	12,977
Loss before taxes	(6,461)	(12,677)
Income tax benefit	(1,712)	(1,993)
Loss before equity earnings of subsidiaries	(4,749)	(10,684)
Equity earnings of subsidiaries	24,079	99,233
Net income	$19,330	$88,549

Schedule II. Condensed Financial Information of Registrant - (Continued)

Trean Insurance Group, Inc.
Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net income	$19,330	$88,549
Adjustments to reconcile net income to net cash from operating activities:
Stock compensation	1,522	506
Equity (earnings) losses in subsidiaries	(24,079)	(99,233)
Deferred income taxes	(414)	(257)
Changes in operating assets and liabilities:
Premiums and other receivables	—	300
Other assets	(1,930)	(665)
Accounts payable and accrued expenses	(357)	662
Income taxes payable	(7,781)	(4,579)
Intercompany receivables	17,277	(7,099)
Net cash provided by (used in) operating activities	3,568	(21,816)
Investing activities
Capital contributions to subsidiaries	—	(71,489)
Net cash used for investing activities	—	(71,489)
Financing activities
Shares redeemed for payroll taxes	(94)	(82)
Proceeds from short swing rule	85	—
Proceeds from initial public offering	—	99,643
Deferred offering costs	—	(5,839)
Cash contributed in formation of the Company	—	266
Net cash provided by (used in) financing activities	(9)	93,988
Net increase in cash, cash equivalents and restricted cash	3,559	683
Cash, cash equivalents and restricted cash ‑ beginning of period	683	—
Cash, cash equivalents and restricted cash ‑ end of period	$4,242	$683

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Management's Report on Internal Control Over Financial Reporting
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

Item 9B. Other Information

Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Our Code of Business Conduct and Ethics, as amended (the “Code”) is applicable to all officers, directors and employees. The Code is posted on our website at https://www.trean.com. Information contained on our website is not part of this Annual Report. We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K. Deloitte & Touche LLP (PCAOB ID no. 34) is our principal accountant.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•Report of Independent Registered Public Accounting Firm
•Consolidated and Combined Balance Sheets as of December 31, 2021 and December 31, 2020
•Consolidated and Combined Statements of Operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
•Consolidated and Combined Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
•Consolidated and Combined Statements of Stockholders’ Equity and Redeemable Preferred Stock for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
•Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
• Notes to Consolidated and Combined Financial Statements

Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Trean Insurance Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)

3.2	Amended and Restated By-Laws of Trean Insurance Group, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
4.1	Description of Securities
10.1	Registration Rights Agreement, dated as of July 20, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.2	Reorganization Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.3	Contribution Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., BIC Holdings LLC and Trean Holdings LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.4	Contribution Agreement, dated as of July 16, 2020, between Trean Insurance Group, Inc. and Trean Compstar Holdings LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.5	Director Nomination Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., AHP-BHC LLC, AHP-TH LLC, ACP-BHC LLC and ACP-TH LLC (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.6**	Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.7	Termination Agreement, dated as of July 16, 2020, among Altaris Capital Partners, LLC, BIC Holdings LLC, Trean Holdings LLC and Trean Insurance Group, Inc. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.8	Agreement, dated as of June 3, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.9	Amendment No. 1 to Agreement, dated as of July 6, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5b to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)

Exhibit Number	Description
10.10	Director Nomination Agreement among Trean Insurance Group, Inc. and the Altaris Funds (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.11**	Restricted Stock Unit Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.12**	Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.13	Indemnification Agreement between Trean Insurance Group, Inc. and each of its directors and executive officers (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.14	Amended and Restated Credit Agreement, dated as of May 26, 2020, among Trean Holdings LLC, Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.15	Second Amended and Restated Credit Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed March 26, 2021)
10.16**	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2021)
10.17**	Form of Market Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2021)
21.1+	Subsidiaries of Trean Insurance Group, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included on the signature pages hereto)
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act.
** Represents management contracts and compensatory plans or arrangements.
+ Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2022.

TREAN INSURANCE GROUP, INC.

By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
Chief Executive Officer and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that undersigned hereby constitute and appoint each of Andrew M. O’Brien, Julie A. Baron, Nicholas J. Vassallo and Patricia A. Ryan, and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution, in any and all capacities, to, sign Trean Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, and take any other action or any type whatsoever in connection with the foregoing which in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion. The undersigned acknowledges that the foregoing attorneys-in-fact, in serving in such capacity at the request of the undersigned, are not assuming any of the undersigned’s responsibilities to comply with the Securities Exchange Act of 1934.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew M. O'Brien	Chief Executive Officer and Director	March 15, 2022
Andrew M. O'Brien	(Principal Executive Officer)

/s/ Nicholas J. Vassallo	Treasurer and Chief Financial Officer	March 15, 2022
Nicholas J. Vassallo	(Principal Financial and Accounting Officer)

/s/ Daniel G. Tully	Chairman of the Board and Director	March 15, 2022
Daniel G. Tully

/s/ Steven B. Lee	Director	March 15, 2022
Steven B. Lee

/s/ Mary A. Chaput	Director	March 15, 2022
Mary A. Chaput

/s/ Phillip I. Smith	Director	March 15, 2022
Phillip I. Smith

/s/ Randall D. Jones	Director	March 15, 2022
Randall D. Jones

/s/ Terry P. Mayotte	Director	March 15, 2022
Terry P. Mayotte