Form 10-Q
period 2022-03-31
Trean Insurance Group, Inc.
filed 2022-05-09
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of May 4, 2022, there were 51,192,196 shares of the registrant's common stock outstanding.

TREAN INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Fixed maturities, at fair value (amortized cost of $464,502 and $465,459, respectively)	$447,349	$471,061
Equity securities, at fair value (cost $34,119 and $984, respectively)	34,162	969
Total investments	481,511	472,030
Cash and cash equivalents	103,865	129,577
Restricted cash	478	407
Accrued investment income	2,610	2,344
Premiums and other receivables	153,053	141,920
Income taxes receivable	—	460
Reinsurance recoverable	380,587	377,241
Prepaid reinsurance premiums	121,072	129,411
Deferred policy acquisition cost, net	15,547	13,344
Property and equipment, net	7,689	7,632
Right of use asset	4,167	4,530
Goodwill	142,347	142,347
Intangible assets, net	71,615	73,114
Other assets	10,173	8,658
Total assets	$1,494,714	$1,503,015
Liabilities
Unpaid loss and loss adjustment expenses	$550,981	$544,320
Unearned premiums	222,902	219,940
Funds held under reinsurance agreements	196,025	199,410
Reinsurance premiums payable	46,895	45,130
Accounts payable and accrued expenses	22,424	29,448
Lease liability	4,554	4,976
Income taxes payable	553	—
Deferred tax liability	3,991	7,520
Debt	29,992	30,362
Total liabilities	1,078,317	1,081,106
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,192,196 and 51,176,887 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	512	512
Additional paid-in capital	288,771	288,623
Retained earnings	140,730	128,390
Accumulated other comprehensive income (loss)	(13,616)	4,384
Total stockholders' equity	416,397	421,909
Total liabilities and stockholders' equity	$1,494,714	$1,503,015

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Gross written premiums	$161,403	$146,730
Increase in gross unearned premiums	(2,864)	(18,431)
Gross earned premiums	158,539	128,299
Ceded earned premiums	(94,362)	(87,165)
Net earned premiums	64,177	41,134
Net investment income	2,576	2,272
Net realized gains (losses)	(1,047)	13
Other revenue	3,201	4,655
Total revenue	68,907	48,074
Expenses
Losses and loss adjustment expenses	39,193	24,881
General and administrative expenses	18,300	11,891
Intangible asset amortization	1,499	1,414
Noncash stock compensation	156	211
Interest expense	408	427
Total expenses	59,556	38,824
Gains on embedded derivatives	6,236	2,676
Other income	23	121
Income before taxes	15,610	12,047
Income tax expense	3,270	2,605
Net income	$12,340	$9,442
Earnings per share:
Basic	$0.24	$0.18
Diluted	$0.24	$0.18
Weighted average shares outstanding:
Basic	51,177,908	51,148,782
Diluted	51,177,908	51,179,820

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$12,340	$9,442
Other comprehensive loss, net of tax:
Unrealized investment losses:
Unrealized investment losses arising during the period	(23,804)	(8,576)
Income tax benefit	(4,993)	(1,801)
Unrealized investment losses, net of tax	(18,811)	(6,775)
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains (losses)	(1,027)	13
Income tax expense (benefit)	(216)	3
Total reclassifications included in net income, net of tax	(811)	10
Other comprehensive loss	(18,000)	(6,785)
Total comprehensive income (loss)	$(5,660)	$2,657

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity and Redeemable Preferred Stock
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	51,176,887	$512	$288,623	$4,384	$128,390	$421,909
Stock compensation expense	—	—	156	—	—	156
Common stock issued pursuant to equity compensation awards	15,309	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(18,000)	—	(18,000)
Net income	—	—	—	—	12,340	12,340
Balance at March 31, 2022	51,192,196	$512	$288,771	$(13,616)	$140,730	$416,397

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	51,148,782	$511	$287,110	$13,426	$109,060	$410,107
Stock compensation expense	—	—	211	—	—	211
Other comprehensive loss	—	—	—	(6,785)	—	(6,785)
Net income	—	—	—	—	9,442	9,442
Balance at March 31, 2021	51,148,782	$511	$287,321	$6,641	$118,502	$412,975

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$12,340	$9,442
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,675	1,690
Stock compensation	156	211
Unrealized gains on embedded derivatives	(6,896)	(3,356)
Net (gains) losses on investments	1,047	(24)
Bond amortization and accretion	432	588
Deferred income taxes	1,249	95
Deferred financing costs	42	42
Changes in operating assets and liabilities:
Accrued investment income	(266)	206
Premiums and other receivables	(11,133)	(12,523)
Reinsurance recoverable on paid and unpaid losses	(3,346)	(17,698)
Prepaid reinsurance premiums	8,339	(2,327)
Right of use asset	363	494
Other assets	(3,718)	(6,154)
Unpaid loss and loss adjustment expenses	6,661	27,714
Unearned premiums	2,962	18,473
Funds held under reinsurance agreements	3,511	(8,869)
Reinsurance premiums payable	1,765	(94)
Accounts payable and accrued expenses	(7,025)	(12,899)
Lease liability	(423)	(521)
Income taxes payable	1,013	2,546
Net cash provided by (used in) operating activities	8,748	(2,964)
Investing activities
Payments for capital expenditures	(232)	(73)
Proceeds from sale of equity method investment	—	232
Purchase of investments, available for sale	(96,948)	(37,678)
Proceeds from investments sold, matured or repaid	63,211	20,391
Net cash used in investing activities	(33,969)	(17,128)
Financing activities
Shares redeemed for payroll taxes	(7)	—
Principal payments on debt	(413)	(206)
Net cash used in financing activities	(420)	(206)
Net decrease in cash, cash equivalents and restricted cash	(25,641)	(20,298)
Cash, cash equivalents and restricted cash – beginning of period	129,984	157,234
Cash, cash equivalents and restricted cash – end of period	$104,343	$136,936

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	March 31,
Disaggregation of cash and restricted cash:	2022	2021
Cash and cash equivalents	$103,865	$130,940
Restricted cash	478	5,996
Total cash, cash equivalents and restricted cash	$104,343	$136,936

	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid during the year for:
Interest	$366	$385
Income taxes	1,002	—
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	146	2
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	624	615

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Business and Basis of Presentation
Trean Insurance Group, Inc. (together with its wholly owned subsidiaries, the "Company") provides products and services to the specialty insurance market. Historically, the Company has focused on specialty casualty markets that are believed to be under-served and where the Company’s expertise allows the Company to achieve higher rates, such as niche workers' compensation markets and small- to medium-sized specialty casualty insurance programs. The Company underwrites specialty-casualty insurance products both through programs where the Company partners with other organizations ("Program Partners"), and also through Company owned managing general agencies ("Owned MGAs"). The Company also provides Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage from which the Company generates fee-based revenues.

The Company's wholly owned subsidiaries include: (i) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company ("Benchmark"), a property and casualty insurance company domiciled in the state of Kansas, American Liberty Insurance Company ("ALIC"), a property and casualty insurance company domiciled in the state of Utah, 7710 Insurance Company ("7710"), a property and casualty insurance company domiciled in the state of South Carolina and Benchmark Specialty Insurance Company ("BSIC"), a property and casualty insurance company domiciled in the state of Arkansas; (ii) Trean Compstar Holdings, LLC, a limited liability company created originally for the purchase of Compstar Insurance Services LLC, a California-based general agency; and (iii) Trean Corporation ("Trean Corp"), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: (a) Trean Reinsurance Services, LLC ("TRS"), a reinsurance intermediary broker; Benchmark Administrators LLC (BIC Admin"), a claims third-party administrator; (b) Western Integrated Care, LLC ("WIC"), a managed care organization; and (c) Westcap Insurance Services, LLC ("Westcap"), a managing general agent based in California.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934. Accordingly, they do not contain all of the information included in the Company's annual consolidated financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

During the second quarter of 2021, the Company determined that its funds held agreements with reinsurers contain embedded derivatives relating to a total return swap on the underlying investments. As a result, the Company has revised the presentation of its financial results to report the change in fair value of the embedded derivatives in gains on embedded derivatives in the condensed consolidated statements of operations. In addition, investment earnings credited to the funds withheld accounts are reported in gains on embedded derivatives in the condensed consolidated statements of operations, whereas previously these were reported as an offset to net investment income. While the prior period amounts have been corrected for comparability, the correction was not material to the previously reported condensed consolidated financial statements. The impact of the prior period corrections on the condensed consolidated balance sheet and the related components of stockholders' equity is as follows:

	December 31, 2020			March 31, 2021
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Retained earnings	$112,959	$(3,899)	$109,060	$119,750	$(1,248)	$118,502
Accumulated other comprehensive income	9,527	3,899	13,426	5,393	1,248	6,641

The impact of the prior period corrections on the condensed consolidated statements of operations and other comprehensive income is as follows:

	Three Months Ended March 31, 2021
	Previously reported	Adjustment	As adjusted
Net investment income	$1,592	$680	$2,272
Total revenue	47,394	680	48,074
Gains on embedded derivatives	—	2,676	2,676
Income before taxes	8,691	3,356	12,047
Income tax expense	1,900	705	2,605
Net income	$6,791	$2,651	$9,442

Earnings per share:
Basic	$0.13	$0.05	$0.18
Diluted	$0.13	$0.05	$0.18

Other comprehensive loss, net of tax
Unrealized investment losses:
Unrealized investment losses arising during the period	$(5,220)	$(3,356)	$(8,576)
Income tax benefit	(1,096)	(705)	(1,801)
Unrealized investment losses, net of tax	(4,124)	(2,651)	(6,775)
Other comprehensive loss	$(4,134)	$(2,651)	$(6,785)

The correction of the prior period amounts had no impact on total operating, investing, and financing activities as presented on the Company’s condensed consolidated statements of cash flows during the three months ended March 31, 2021. In conjunction with the correction of the prior period amounts; the net investment income table in Note 4 was corrected to incorporate the income from funds held investments of $680 for the three months ended March 31, 2021; the effective tax rate in Note 8 was corrected from 21.9% to 21.6% for the three months ended March 31, 2021; Note 13 has been corrected to reflect the changes to earning per share described above; and Note 14 has been corrected to reflect the changes to other comprehensive income described above.

Use of estimates

While preparing the condensed consolidated financial statements, the Company has made certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, as well as reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Reported amounts that require extensive use of estimates include the reserves for unpaid losses and loss adjustment expenses ("LAE"), reinsurance recoverables, investments, goodwill, and other intangible assets. Except for the captions on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income, generally, the term loss(es) is used to collectively refer to both losses and LAE.

Accounting pronouncements

Recently adopted policies

In January 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323 and Topic 815 (ASU 2020-01). This update addresses the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting. Further, the update addresses scope considerations for forward contracts and purchased options on certain securities. ASU 2020-01 is effective for annual periods beginning after December 15, 2021, including interim periods thereafter. The Company adopted this standard effective January 1, 2022. Adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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

Note 2. Acquisitions
Western Integrated Care

Effective July 6, 2021, Trean Corp acquired 100% ownership of WIC for a total purchase price of $5,500, which included $1,500 that is contingent on WIC's future earnings, as defined in the agreement. WIC is a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment. The Company recorded $1,501 of goodwill and intangible assets of $3,624 associated with the business combination.

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

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$40,610	$—	$—	$40,610
Foreign governments	—	393	—	393
States, territories and possessions	—	10,822	—	10,822
Political subdivisions of states territories and possessions	—	37,419	—	37,419
Special revenue and special assessment obligations	—	94,078	—	94,078
Industrial and public utilities	—	106,298	—	106,298
Commercial mortgage-backed securities	—	97,267	—	97,267
Residential mortgage-backed securities	—	18,800	—	18,800
Other loan-backed securities	—	41,662	—	41,662
Total fixed maturities	40,610	406,739	—	447,349
Equity securities	14,053	20,109	—	34,162
Total investments	$54,663	$426,848	$—	$481,511

Embedded derivatives on funds held under reinsurance agreements	$(1,070)	$(5,555)	$—	$(6,625)
Debt	—	30,525	—	30,525

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$2,392	$39,042	$—	$41,434
Foreign governments	—	2,490	—	2,490
States, territories and possessions	—	10,766	—	10,766
Political subdivisions of states, territories and possessions	—	40,002	—	40,002
Special revenue and special assessment obligations	—	95,991	—	95,991
Industrial and public utilities	—	103,257	—	103,257
Commercial mortgage-backed securities	—	118,218	—	118,218
Residential mortgage-backed securities	—	17,368	—	17,368
Other loan-backed securities	—	41,425	—	41,425
Hybrid securities	—	110	—	110
Total fixed maturities	2,392	468,669	—	471,061
Equity securities	—	969	—	969
Total investments	$2,392	$469,638	$—	$472,030

Embedded derivatives on funds held under reinsurance agreements	$(4)	$275	$—	$271
Debt	—	30,938	—	30,938

Fixed maturities and equity securities: The Company, through its third-party pricing service provider, uses a variety of sources to estimate the fair value of investments such as Refinitiv (formerly Reuters), PricingDirect, ICE Data Services, and for equities, Bloomberg or S&P Capital IQ Pro. Equity securities are generally valued at the closing price on the exchange on which they are primarily traded as provided by a third-party pricing service. Fixed income securities are generally valued at an evaluated bid as provided by a third-party pricing service. Securities and other assets generally valued using third-party pricing services may also be valued at broker/dealer indications. Values obtained from third-party pricing services can utilize several market data sources for inputs such as transaction data, yield, quality, coupon rate, maturity, issue type, trading characteristics, and other market activity. To validate the reasonableness of the prices, the Company performs various qualitative and quantitative procedures such as analysis of recent trading activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

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

Note 4. Investments
Fixed maturity securities primarily include bonds and asset-backed securities. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale and are carried at fair value. Equity securities primarily include common stocks, mutual funds, and non-redeemable preferred stocks, which are carried at fair value. Equity securities includes non-redeemable preferred stock that were previously disclosed separately.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's fixed maturities investments are as follows:

	March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$42,026	$12	$(1,428)	$40,610
Foreign governments	400	—	(7)	393
States, territories and possessions	11,388	14	(580)	10,822
Political subdivisions of states, territories and possessions	39,166	142	(1,889)	37,419
Special revenue and special assessment obligations	98,436	493	(4,851)	94,078
Industrial and public utilities	107,816	703	(2,221)	106,298
Commercial mortgage-backed securities	104,291	37	(7,061)	97,267
Residential mortgage-backed securities	19,040	83	(323)	18,800
Other loan-backed securities	41,939	24	(301)	41,662
Hybrid securities	—	—	—	—
Total fixed maturities available for sale	$464,502	$1,508	$(18,661)	$447,349

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$113	$(169)	$41,434
Foreign governments	2,500	—	(10)	2,490
States, territories and possessions	10,593	189	(16)	10,766
Political subdivisions of states, territories and possessions	39,170	975	(143)	40,002
Special revenue and special assessment obligations	93,664	2,920	(593)	95,991
Industrial and public utilities	100,774	2,835	(352)	103,257
Commercial mortgage-backed securities	119,378	591	(1,751)	118,218
Residential mortgage-backed securities	16,549	843	(24)	17,368
Other loan-backed securities	41,236	248	(59)	41,425
Hybrid securities	105	5	—	110
Total fixed maturities available for sale	$465,459	$8,719	$(3,117)	$471,061

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$37,166	$(1,352)	$1,550	$(76)	$38,716	$(1,428)
Foreign governments	393	(7)	—	—	393	(7)
States, territories and possessions	6,855	(529)	274	(51)	7,129	(580)
Political subdivisions of states, territories and possessions	23,420	(1,866)	277	(23)	23,697	(1,889)
Special revenue and special assessment obligations	56,698	(4,375)	3,812	(476)	60,510	(4,851)
Industrial and public utilities	47,899	(2,022)	1,547	(199)	49,446	(2,221)
Commercial mortgage-backed securities	60,033	(3,636)	34,197	(3,425)	94,230	(7,061)
Residential mortgage-backed securities	10,045	(323)	—	—	10,045	(323)
Other loan-backed securities	33,037	(242)	2,885	(59)	35,922	(301)
Total fixed maturities	$275,546	$(14,352)	$44,542	$(4,309)	$320,088	$(18,661)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$26,935	$(168)	$23	$(1)	$26,958	$(169)
Foreign governments	2,490	(10)	—	—	2,490	(10)
States, territories and possessions	935	(16)	—	—	935	(16)
Political subdivisions of states, territories and possessions	11,115	(143)	—	—	11,115	(143)
Special revenue and special assessment obligations	29,917	(593)	—	—	29,917	(593)
Industrial and public utilities	24,042	(286)	1,058	(66)	25,100	(352)
Commercial mortgage-backed securities	80,126	(1,565)	6,212	(186)	86,338	(1,751)
Residential mortgage-backed securities	4,539	(24)	—	—	4,539	(24)
Other loan-backed securities	20,153	(36)	2,477	(23)	22,630	(59)
Total fixed maturities	$200,252	$(2,841)	$9,770	$(276)	$210,022	$(3,117)

The unrealized losses on the Company’s available for sale securities as of March 31, 2022 and December 31, 2021 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of March 31, 2022, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$33,559	$33,669
Due after one year but before five years	110,891	108,584
Due after five years but before ten years	90,397	86,968
Due after ten years	64,385	60,399
Commercial mortgage-backed securities	104,291	97,267
Residential mortgage-backed securities	19,040	18,800
Other loan-backed securities	41,939	41,662
Total	$464,502	$447,349

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Fixed maturities:
Gains	$109	$80
Losses	(1,136)	(67)
Total fixed maturities	(1,027)	13
Funds held investments:
Gains	8	—
Losses	(16)	—
Total funds held investments	(8)	—
Equity securities:
Gains	—	—
Losses	(12)	—
Total equity securities	(12)	—
Total net realized gains (losses)	$(1,047)	$13

Net investment income consists of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Fixed maturities	$1,754	$1,560
Income on funds held investments	668	680
Equity securities	154	30
Interest earned on cash and short-term investments	—	2
Net investment income	$2,576	$2,272

Unrealized gains (losses) recognized during the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Net gains and losses recognized during the period on equity securities	$32	$17
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	(12)	—
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$44	$17

Embedded derivatives

The Company enters into funds held contracts under reinsurance agreements which create embedded derivatives that are measured at fair value. The embedded derivatives within our funds held under reinsurance agreements relate to a total return swap on the underlying investments. These embedded derivatives had no impact on total operating, investing and financing activities as presented on the Company’s condensed consolidated statements of cash flows during the three months ended March 31, 2022 and 2021. Total funds held under reinsurance agreements includes the following:

	March 31, 2022	December 31, 2021
Funds held under reinsurance agreements, at cost	$202,650	$199,139
Embedded derivatives, at fair value	(6,625)	271
Total funds held under reinsurance agreements	$196,025	$199,410

Gains on embedded derivatives consists of the following for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Change in fair value of embedded derivatives	$6,896	$3,356
Effect of net investment income on funds held investments	(668)	(680)
Effect of realized gains on funds held investments	8	—
Total gains on embedded derivatives	$6,236	$2,676

Note 5. Equity Method Investments

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000, resulting in a remaining ownership interest of 10%. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115, which was included in net realized gains (losses) on the consolidated statements of operations. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000 which is recorded in net investment income on the consolidated statement of operations. The Company sold all of its remaining ownership interest in TRI during Q3 2021 for $1,888, resulting in a realized loss of $112, which was included in net realized gains (losses) on the consolidated statement of operations. The sale agreement includes an earn out which would increase the amount received based on TRI's future performance.

The Company recorded $50 of revenue for consulting services provided to TRI for both the three months ended March 31, 2022 and 2021, respectively.

Note 6. Debt
Debt consisted of the following:

	March 31, 2022	December 31, 2021
Secured credit facility	$30,525	$30,938
Less: unamortized deferred financing costs	(533)	(576)
Net debt	$29,992	$30,362

Secured Credit Facility

On July 16, 2020, the Company entered into a new Amended and Restated Credit Agreement which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000 at the time of closing. The loan has a variable interest rate of LIBOR plus 4.50%, which was 4.73% and 4.64% as of March 31, 2022 and December 31, 2021, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments which escalate from $206 to $825. All equity securities of the subsidiaries of Trean Insurance Group, Inc. (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

During the three months ended March 31, 2022 and 2021, the Company recorded $366 and $385 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of March 31, 2022.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative, and consulting and other fee-based revenue. Revenue from contracts with customers was $3,201 for the three months ended March 31, 2022 compared to $4,655 for the three months ended March 31, 2021.

The following table presents the revenues recognized from contracts with customers included in the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2022	2021
Brokerage	$2,593	$3,455
Managing general agent fees	84	289
Third-party administrator fees	323	378
Consulting and other fee-based revenue	201	533
Total revenue from contracts with customers	$3,201	$4,655

The Company did not have any contract liabilities as of March 31, 2022 or December 31, 2021. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed consolidated balance sheets.

	March 31, 2022	December 31, 2021
Contract assets	$4,413	$3,353

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 20.9% for the three months ended March 31, 2022. The decrease in the effective tax rate from the statutory rate for this period was primarily due to the impact of tax-exempt municipal income on the Company's investments, partially offset by the impact of state taxes. The Company’s effective tax rate was 21.6% for the three months ended March 31, 2021, which differed from the statutory rate primarily due to the impact of state taxes.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended March 31,
	2022	2021
Unpaid losses and LAE reserves at beginning of period	$544,320	$457,817
Less losses ceded through reinsurance	(369,008)	(335,655)
Net unpaid losses and LAE at beginning of period	175,312	122,162
Incurred losses and LAE related to:
Current period	39,568	24,907
Prior period	(375)	(26)
Total incurred losses and LAE	39,193	24,881
Paid losses and LAE, net of reinsurance, related to:
Current period	5,394	3,523
Prior period	22,409	11,146
Total paid losses and LAE	27,803	14,669
Net unpaid losses and LAE at end of period	186,702	132,374
Plus losses ceded through reinsurance	364,279	353,158
Unpaid losses and LAE reserves at end of period	$550,981	$485,532

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

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended March 31,
	2022				2021
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$159,366	$2,037	$(85,925)	$75,478	$144,898	$1,832	$(89,484)	$57,246
Earned premiums	156,203	2,336	(94,362)	64,177	126,404	1,895	(87,165)	41,134

Note 11. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at its inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which are only included in the lease liability and right-of-use asset calculation when it is reasonably certain the Company will exercise an option. Our leases have remaining terms ranging from one month to 39 months, some of which have options to extend the lease for up to an additional 60 months. As of March 31, 2022, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended March 31, 2022 was $617, inclusive of $24 in variable lease expense. Total lease expense for the three months ended March 31, 2021 was $674, inclusive of $75 in variable lease expense. The Company also sublets some of its leased office space and recorded $21 and $18 of sublease income for the three months ended March 31, 2022 and 2021, respectively, which is included in other income on the condensed consolidated statement of operations.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	March 31, 2022	December 31, 2021
Right of use asset	$4,167	$4,530
Lease liability	$4,554	$4,976
Weighted average remaining lease term	1.56 years	2.42 years
Weighted average discount rate	6.02%	6.33%

Future maturities of lease liabilities as of March 31, 2022 are as follows:

Operating Leases
2022	$1,846
2023	1,847
2024	1,011
2025	129
2026	33
Total lease payments	4,866
Less: imputed interest	(312)
Total lease liabilities	$4,554

Note 12. Equity
Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of March 31, 2022 and December 31, 2021, there were 51,192,196 and 51,176,887 shares of common stock issued and outstanding, respectively.

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

The following table presents the calculation of basic and diluted EPS of common stock:

	Three Months Ended March 31,
	2022	2021
Net income — basic and diluted	$12,340	$9,442

Weighted average number of shares outstanding — basic	51,177,908	51,148,782
Effect of dilutive securities:
Restricted stock units	—	31,038
Dilutive shares	—	31,038
Weighted average number of shares outstanding — diluted	51,177,908	51,179,820

Excluded: Antidilutive common stock equivalents	117,371	60,729

Earnings per share:
Basic	$0.24	$0.18
Diluted	$0.24	$0.18

Note 14. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$4,384	$13,426
Other comprehensive loss, net of tax:
Unrealized investment losses:
Unrealized investment losses arising during the period	$(23,804)	$(8,576)
Income tax benefit	$(4,993)	$(1,801)
Unrealized investment losses, net of tax	$(18,811)	$(6,775)
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains (losses)	$(1,027)	$13
Income tax expense (benefit)	$(216)	$3
Total reclassifications included in net income, net of tax	$(811)	$10
Other comprehensive loss	$(18,000)	$(6,785)
Balance at end of period	$(13,616)	$6,641

Note 15. Stock Compensation
As of March 31, 2022, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and to attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Compensation, Nominating, and Corporate Governance Committee of the Company's board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards, or any combination of the foregoing.

Stock Options

Compensation expense is recognized for all stock compensation arrangements by the Company. Stock compensation expense related to stock option awards was $51 and $35 for the three months ended March 31, 2022 and 2021, respectively.

Employee stock option awards granted set forth, among other things, the option exercise price, the option term, provisions regarding option exercisability, and whether the option is intended to be an incentive stock option ("ISO") or a nonqualified stock option ("NQ"). Stock options may be granted to employees at such exercise prices as the Company’s board of directors may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. Employee options vest one third annually over a period of three years and have contractual terms of 10 years from the date of grant.

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

	Fiscal 2022	Fiscal 2021
Expected volatility	29.8%	29.8%
Expected term	6 years	6 years
Risk-free interest rate	1.92%	1.32%

A summary of the status of the Company's stock option activity as of March 31, 2022 and changes during the three-month period then ended are as follows:

	Stock Options	Weighted Average Exercise Price
Balance outstanding, December 31, 2021	120,187	$16.06
Granted	64,694	$7.04
Forfeited or cancelled	(2,816)	$17.50
Balance outstanding, March 31, 2022	182,065	$12.83
Options exercisable, March 31, 2022	40,373	$15.99

The following table summarizes information regarding stock options outstanding as of March 31, 2022:

	Options Outstanding				Options Vested or Expected to Vest
Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
2020 Omnibus Plan	182,065	$12.83	8.98 years	$—	182,065	$12.83	8.98 years	$—

The weighted average grant-date fair value of options granted in the three months ended March 31, 2022 and 2021 was $2.30 and $5.49, respectively. As of March 31, 2022, total unrecognized compensation cost related to stock options was $449 and is expected to be recognized over a weighted average period of approximately 1.2 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $105 and $176 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $3,387 of total unrecognized compensation cost related to non-vested restricted stock unit grants, which is expected to be recognized over a weighted average life of 2.1 years. The total fair value of restricted stock units vested during the three months ended March 31, 2022 was $77.

The Company has granted time-based restricted stock units ("RSUs"), performance stock units ("PSUs"), and market-based stock units ("MSUs") to certain key employees as part of the Company's long-term incentive program. The estimated fair value of restricted stock units is based on the grant date closing price of the Company's common stock for time-based and performance-based vesting awards. A Monte Carlo valuation model is used to estimate the fair value for market-based vesting awards. RSUs generally vest in three equal annual installments beginning one year from the grant date and are amortized as compensation expense over the three-year vesting period. The Company has also granted time-based restricted stock units to non-employee directors as part of the Company's annual director compensation program. Each time-based restricted stock grant to non-employee directors vests on the day immediately preceding the next annual meeting of stockholders following the date of grant. The grants are amortized as director compensation expense over the vesting period. The Company recognizes compensation expense on PSUs ratably over the requisite performance period of the award and to the extent management views the performance goal attainment as probable. The Company recognizes compensation expense on MSUs ratably over the requisite performance period of the award.

For the 2022 and 2021 fiscal year, the Company granted PSUs to certain key employees pursuant to the Company's 2020 Omnibus Plan. The number of shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award. If performance satisfies minimum requirements to result in shares of Company common stock being awarded, the number of shares will be determined between 50% and 200% of target thresholds, as defined in the applicable award agreements. Any earned PSU will vest if the employee’s service has been continuous through the vesting date. Any PSU not earned because of failure to achieve the minimum performance goal at the end of the performance period will be immediately forfeited. The grant date fair value of the PSUs was determined based on the grant date closing price of the Company’s stock.

For the 2022 and 2021 fiscal year, the Company granted MSUs to certain key employees pursuant to the Company's 2020 Omnibus Plan. The number of restricted stock units earned is based on the Company’s cumulative total shareholder return ("TSR"), as defined in the applicable award agreement, over a three-year performance measurement period. If TSR satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200% shown in the table below. Any MSU not earned because of failure to achieve the minimum performance goal at the end of the performance period will be immediately forfeited. Grant date fair values were determined using a Monte Carlo valuation model based on the following assumptions:

	Fiscal 2022	Fiscal 2021
Total grant date fair value	$391	$845
Total grant date fair value per share	$6.04	$13.92
Expected volatility	40.0%	35.0%
Weighted average expected life	2.81 years	2.77 years
Risk-free interest rate	1.79%	0.27%

The percent of the target MSU that will be earned based on the Company’s TSR is as follows:

Cumulative TSR %		Percent of Units Vested
Fiscal 2022 Grants	Fiscal 2021 Grants
Below 29.2%	Below 25.1%	0%
29.2%	25.1%	50%
52.1%	47.2%	100%
74.9% and above	69.3% and above	200%

A summary of the status of the Company’s non-vested restricted stock unit activity as of March 31, 2022 and changes during the three-month period then ended is as follows:

	RSUs		MSUs		PSUs		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2021	117,109	$15.53	50,861	$13.92	101,748	$17.50	269,718	$15.97
Granted	64,708	$7.04	64,709	$6.04	64,693	$7.04	194,110	$6.71
Vested	(16,961)	$17.50	—	$—	—	$—	(16,961)	$17.50
Forfeited or cancelled	(1,877)	$17.50	(2,815)	$13.92	(5,632)	$17.50	(10,324)	$16.52
Non-vested outstanding, March 31, 2022	162,979	$11.93	112,755	$9.40	160,809	$13.29	436,543	$11.78

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three months ended March 31, 2022 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included herein and the audited consolidated financial statements and notes included in our 2021 Form 10-K. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations, and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in Item 1A — "Risk Factors" in our 2021 Form 10-K. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

All references to "we," "us," "our," "the Company," "Trean," or similar terms refer to Trean Insurance Group, Inc. and its subsidiaries, unless the context otherwise requires. The information contained in this quarterly report is not a complete description of our business or the risks associated with an investment in our common stock.

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

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and assumptions, which in many cases are beyond our control, as described in "Item 1A — Risk Factors" in our 2021 Form 10-K and in this Quarterly Report on Form 10-Q. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in the future that could have material effects on our business, operations, and financial condition. We cannot assure you that the results, events, and circumstances reflected in the forward looking statements reflected in this Quarterly Report on Form 10-Q and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward looking statements.

These forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation, and do not intend, to update any forward looking statements after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by applicable securities laws or the rules and regulations of the Securities and Exchange Commission ("SEC").

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

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue as a result of the COVID-19 pandemic. During the three months ended March 31, 2022, compared to the three months ended March 31, 2021, gross written premiums increased by 10.0% and gross earned premiums increased by 23.6%, primarily driven by significant growth in our existing Program Partner business. Because a majority of our gross written premiums are related to workers’ compensation insurance, revenue trends could be impacted in future periods if the COVID-19 pandemic were to continue or significantly get worse. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds. We also have not experienced a material impact in our reported claims or incurred losses in the first three months of 2022 as a specific result of the COVID-19 pandemic.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and as such, our investment portfolio has limited exposure to equity market volatility. For the three months ended March 31, 2022, we experienced a decrease of $23,804 in the fair value of our fixed maturities investment portfolio. The decline in the fair value of our fixed maturity investments is primarily attributable to the recent rise in interest rates driven primarily by changing conditions in the financial markets as compared to the comparatively lower rates that prevailed during the initial part of the COVID-19 pandemic in 2020 and 2021, rather than underlying credit risk within our investment portfolio. If there were to be continued debt market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded or realized losses, if sold, in future reporting periods. In addition, if there were to be continued equity financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses on equity investments held, which are recorded through net investment income, in future reporting periods. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

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

Net investment income: We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturities, equity securities, and short-term investments. Our net investment income includes interest income on our invested assets, income on funds held investments as well as unrealized gains and losses on our equity portfolio.

Net realized gains/losses: Net realized gains/losses are a function of the difference between the amount received by us on the sale of a security and the security’s recorded value as well as any "other-than-temporary impairments" relating to fixed maturity investments recognized in earnings.

Other revenue: Other revenue includes brokerage, third-party administrative, management, consulting, and other fee-based revenues, which are commonly based on written premiums.

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

General and administrative expenses: General and administrative expenses include net commissions, insurance-related expenses, and general and administrative operating expenses. Net commissions consist of policy acquisition costs and other underwriting expenses, net of ceding commissions. Policy acquisition costs are principally comprised of the commissions we pay our brokers and program managers. Policy acquisition costs that are directly related to the successful acquisition or reinsurance of those policies are deferred. All policy acquisition costs are charged to expense in proportion to premium earned over the policy life. We receive ceding commissions on business ceded under our reinsurance contracts. Insurance-

related expenses largely consist of state premium taxes. General and administrative operating expenses primarily include employee salaries and benefits, corporate business insurance costs, technology costs, office rent, and professional services fees such as legal, accounting, audit, tax, and actuarial services.

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

Gains on embedded derivatives: Gains on embedded derivatives consist of the change in fair value of derivatives, the effect of net investment income on funds held investments, and the effect of realized gains and loss on funds held investments.

Interest expense: Interest expense consists primarily of interest paid on our term loan facility (See "Financial Condition, Liquidity and capital resources — Debt and Credit Agreements").

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

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of certain items, including noncash intangible asset amortization and stock compensation, noncash changes in the fair value of embedded derivatives, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted net income to net income in accordance with GAAP.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2022 Compared to March 31, 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change	Percentage Change (1)
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	161,403	146,730	$14,673	10.0%
Increase in gross unearned premiums	(2,864)	(18,431)	15,567	(84.5)%
Gross earned premiums	158,539	128,299	30,240	23.6%
Ceded earned premiums	(94,362)	(87,165)	(7,197)	8.3%
Net earned premiums	64,177	41,134	23,043	56.0%
Net investment income	2,576	2,272	304	13.4%
Net realized gains (losses)	(1,047)	13	(1,060)	NM
Other revenue	3,201	4,655	(1,454)	(31.2)%
Total revenue	68,907	48,074	20,833	43.3%
Expenses
Losses and loss adjustment expenses	39,193	24,881	14,312	57.5%
General and administrative expenses	18,300	11,891	6,409	53.9%
Intangible asset amortization	1,499	1,414	85	6.0%
Noncash stock compensation	156	211	(55)	(26.1)%
Interest expense	408	427	(19)	(4.4)%
Total expenses	59,556	38,824	20,732	53.4%
Gains on embedded derivatives	6,236	2,676	3,560	133.0%
Other income	23	121	(98)	(81.0)%
Income before taxes	15,610	12,047	3,563	29.6%
Income tax expense	3,270	2,605	665	25.5%
Net income	$12,340	$9,442	$2,898	30.7%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended March 31,
(in thousands, except for percentages)	2022	2021
Key metrics:
Underwriting income(1)	$6,684	$4,362
Adjusted net income(1)	$8,304	$8,109
Loss ratio	61.1%	60.5%
Expense ratio	28.5%	28.9%
Combined ratio	89.6%	89.4%
Return on equity	11.8%	9.2%
Adjusted return on equity(1)	7.9%	7.9%
Return on tangible equity(1)	24.1%	19.2%
Adjusted return on tangible equity(1)	16.2%	16.5%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

	Three Months Ended March 31,		Change	Percentage Change (1)
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$161,403	$146,730	$14,673	10.0%
Increase in gross unearned premiums	(2,864)	(18,431)	15,567	(84.5)%
Gross earned premiums	158,539	128,299	30,240	23.6%
Ceded earned premiums	(94,362)	(87,165)	(7,197)	8.3%
Net earned premiums	$64,177	$41,134	$23,043	56.0%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Gross written premiums: Gross written premiums increased $14,673, or 10.0%, to $161,403 for the three months ended March 31, 2022, compared to $146,730 for the three months ended March 31, 2021. The increase is primarily attributable to the growth in our existing Program Partner business and the changes in gross written premiums were due to the following:

Workers' compensation represented 61.1% of our gross written premiums for the three months ended March 31, 2022, compared to 67.6% for the three months ended March 31, 2021. For the three months ended March 31, 2022, gross written premiums for workers' compensation decreased by $593, or 0.6%, compared to the same period in 2021. The moderation in growth and shift in mix reflects our ongoing effort to diversify our lines of business and a strategic decrease in our California worker's compensation business that resulted from the Company's measures undertaken to exit certain unfavorable risks in 2021.

All other non-workers' compensation liability represented 38.9% of our gross written premiums for the three months ended March 31, 2022, compared to 32.4% for the three months ended March 31, 2021. For the three months ended March 31, 2022, gross written premiums for all other non-workers' compensation liability increased $15,266, or 32.1%, compared to the same period in 2021. The increase is due primarily to growth in our accident & health, commercial auto and commercial lines, a result of continued line of business diversification.

Gross earned premiums: Gross earned premiums increased $30,240, or 23.6%, to $158,539 for the three months ended March 31, 2022, compared to $128,299 for the three months ended March 31, 2021. The increase in gross earned premiums reflects the increase in gross written premiums of $14,673 net of a reduction in gross unearned premiums of $15,567. Gross earned premiums as a percentage of gross written premiums increased to 98.2% for the three months ended March 31, 2022, compared to 87.4% for the three months ended March 31, 2021.

Ceded earned premiums: Ceded earned premiums increased $7,197, or 8.3%, to $94,362 for the three months ended March 31, 2022, compared to $87,165 for the three months ended March 31, 2021. The increase in ceded earned premiums is driven by the growth in gross earned premiums as described above, partially offset by an increase in our retention. Ceded earned premiums as a percentage of gross earned premiums decreased to 59.5% for the three months ended March 31, 2022, compared to 67.9% for the three months ended March 31, 2021, reflecting the Company's strategic decision to retain more gross written premiums.

Net earned premiums: Net earned premiums increased $23,043, or 56.0%, to $64,177 for the three months ended March 31, 2022, compared to $41,134 for the three months ended March 31, 2021. The increase is due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income: Net investment income increased $304, or 13.4%, to $2,576 for the three months ended March 31, 2022, compared to $2,272 for the three months ended March 31, 2021. The increase reflects the reinvestment of funds from lower yielding maturities, pay downs and redemptions into higher yielding investments and an increase in our average invested balance. During the first quarter of 2022, we purchased $33,288 higher-yielding equity securities, which we believe will improve the yield on our portfolio.

Net realized gains (losses): Net realized losses were $1,047 for the three months ended March 31, 2022, compared to net realized gains of $13 for the three months ended March 31, 2021. We executed a repositioning strategy to sell some of our lower-yielding assets and purchased higher-yielding investments, prior to anticipated interest rate increases. This turnover in our portfolio resulted in realized losses recorded of $1,022.

Other revenue: Other revenue decreased $1,454, or 31.2%, to $3,201 for the three months ended March 31, 2022, compared to $4,655 for the three months ended March 31, 2021. The decrease is largely driven by a reduction in brokerage revenue of $862 due to lower placement rates reflecting the Company's continued increase in retention year over year. In addition, there was a slight reduction in managing general agent fees, consulting and other fee-based revenue during the period.

Losses and loss adjustment expenses: Losses and LAE increased $14,312, or 57.5%, to $39,193 for the three months ended March 31, 2022, compared to $24,881 for the three months ended March 31, 2021. The increase is primarily attributable to the growth in earned premiums and increased retention during the three months ended March 31, 2022. This resulted in a loss ratio of 61.1% for the three months ended March 31, 2022 compared to 60.5% for the three months ended March 31, 2021.

General and administrative expenses: General and administrative expenses increased $6,409, or 53.9%, to $18,300 for the three months ended March 31, 2022, compared to $11,891 for the three months ended March 31, 2021. The expense ratio was 28.5% for the three months ended March 31, 2022, compared to 28.9% for the three months ended March 31, 2021.

The table below shows the components of general and administrative expenses for the respective three-month periods:

	Three Months Ended March 31,
	2022	2021	Change
Direct commissions	$27,908	$23,108	$4,800
Ceding commissions	(26,997)	(28,208)	1,211
Net commissions	911	(5,100)	6,011
Insurance-related expenses	5,771	4,276	1,495
General and administrative operating expenses	11,618	12,715	(1,097)
Total general and administrative expenses	$18,300	$11,891	$6,409

General and administrative expenses — % of gross written premiums	7.2%	8.7%
Retention rate (1)	40.5%	32.1%
Direct commission rate (2)	17.6%	18.0%
Ceding commission rate (3)	28.6%	32.4%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $4,800 primarily due to an increase in gross earned premiums. Ceding commissions decreased $1,211 due to an increase in retention, partially offset by an increase in ceded earned premiums reflecting the increase in gross earned premiums. Insurance-related expenses increased $1,495 primarily as a result of an increase in gross earned premiums. General and administrative operating expenses decreased $1,097. The decrease in general and administrative operating expense is primarily the result of a decrease in professional fees of $801 and depreciation of $89.

Intangible asset amortization: Intangible asset amortization increased $85 to $1,499 for the three months ended March 31, 2022, compared to $1,414 for the three months ended March 31, 2021. The increase is driven by the addition of intangible assets acquired in the acquisition of WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $156 for the three months ended March 31, 2022, compared with $211 for the three months ended March 31, 2021. Expenses incurred during both periods relates to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan amortized over appropriate and applicable vesting periods.

Gains on embedded derivatives:
The table below shows the components of gains on embedded derivatives for the respective three-month periods:

	Three Months Ended March 31,
	2022	2021	Change
Change in fair value of embedded derivatives	$6,896	$3,356	$3,540
Effect of net investment income on funds held investments	(668)	(680)	12
Effect of realized gains on funds held investments	8	—	8
Total gains on embedded derivatives	$6,236	$2,676	$3,560

Gains on embedded derivatives increased $3,560 to $6,236 for the three months ended March 31, 2022, compared to $2,676 for the three months ended March 31, 2021. The gain reflected an increase in the change in fair value of embedded derivatives of $3,540, the effect of investment income on funds held investments of $12 and the effect of realized gains on funds held investments of $8. The increase in the fair value of the embedded derivatives is a result of the recent increase in interest rates, which has reduced the value of the underlying funds held investments under reinsurance agreements.

Income tax expense: Income tax expense was $3,270 for the three months ended March 31, 2022, which resulted in an effective tax rate of 20.9%. The decrease in the effective tax rate from the statutory rate of 21% was primarily due to the impact of tax-exempt municipal income on the Company's investments, partially offset by the impact of state taxes. For the three months ended March 31, 2021, income tax expense was $2,605, which resulted in an effective tax rate of 21.6%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of state taxes.

Owned MGAs and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	Three Months Ended March 31, 2022
	Owned MGAs	Program Partner	Total
Gross written premiums	$68,644	$92,759	$161,403
Increase in gross unearned premiums	(5,259)	2,395	(2,864)
Gross earned premiums	63,385	95,154	158,539
Ceded earned premiums	(25,389)	(68,973)	(94,362)
Net earned premiums	$37,996	$26,181	$64,177

We utilize both quota share and catastrophe excess of loss ("XOL") contracts in our reinsurance strategy for our Owned MGAs and Program Partners. For the three months ended March 31, 2022, the Company retained 59.9% of gross earned premiums for Owned MGAs compared to 27.5% for Program Partners.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized gains or losses, intangible asset amortization, noncash stock compensation, non-cash changes in fair value of embedded derivatives, interest expense, other revenue, and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, IPO-related expenses, intangible asset amortization, noncash stock compensation, interest expense, other revenue, and other income and expenses. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended March 31,		Percentage Change (1)
(in thousands, except percentages)	2022	2021
Net income	$12,340	$9,442	30.7%
Income tax expense	3,270	2,605	25.5%
Equity earnings in affiliates, net of tax	—	—	NM
Income before taxes	15,610	12,047	29.6%
Other revenue	(3,201)	(4,655)	(31.2)%
Gains on embedded derivatives	(6,236)	(2,676)	133.0%
Net investment income	(2,576)	(2,272)	13.4%
Net realized (gains) losses	1,047	(13)	NM
Interest expense	408	427	(4.4)%
Intangible asset amortization	1,499	1,414	6.0%
Noncash stock compensation	156	211	(26.1)%
Other income	(23)	(121)	(81.0)%
Underwriting income	$6,684	$4,362	53.2%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Adjusted net income

We define adjusted net income as net income excluding the impact of certain items, including noncash intangible asset amortization and stock compensation, noncash changes in fair value of embedded derivatives, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by eliminating the effects of these items. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Net income	$12,340	$9,442
Intangible asset amortization	1,499	1,414
Noncash stock compensation	156	211
Change in fair value of embedded derivatives	(6,896)	(3,356)
Total adjustments	(5,241)	(1,731)
Tax impact of adjustments	1,205	398
Adjusted net income	$8,304	$8,109

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

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Adjusted return on equity calculation:
Numerator: adjusted net income	$8,304	$8,109
Denominator: average equity	419,153	411,541
Adjusted return on equity	7.9%	7.9%
Return on equity	11.8%	9.2%

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

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Return on tangible equity calculation:
Numerator: net income	$12,340	$9,442
Denominator:
Average stockholders' equity	419,153	411,541
Less: average goodwill and other intangible assets	214,712	215,250
Average tangible stockholders' equity	204,441	196,291
Return on tangible equity	24.1%	19.2%
Return on equity	11.8%	9.2%

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	8,304	8,109
Denominator: average tangible equity	204,441	196,291
Adjusted return on tangible equity	16.2%	16.5%
Return on equity	11.8%	9.2%

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

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710's most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710 Insurance Company's most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710 Insurance Company's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710's own securities.

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

The maximum amount of dividends the insurance subsidiaries can pay us during 2022 without regulatory approval is approximately $17,800. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholders' surplus. Kansas, Utah, Arkansas and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of March 31, 2022 and December 31, 2021, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of March 31, 2022, we had $103,865 in cash and cash equivalents, compared to $129,577 as of December 31, 2021.

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

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$8,748	$(2,964)
Investing activities	(33,969)	(17,128)
Financing activities	(420)	(206)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,641)	$(20,298)

Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2022 was $8,748, compared to net cash used in operating activities of $2,964 for the same period in 2021. Net cash provided by operating activities includes net income as adjusted for depreciation and amortization, stock compensation, unrealized gains on embedded derivatives, net realized gains and losses, bond amortization and accretion, the change in deferred income taxes, and amortization of deferred financing costs. Net cash provided by operating activities for the three months ended March 31, 2022 primarily reflects decreased prepaid reinsurance premiums of $8,339, increased unpaid loss and loss adjustment expenses of $6,661, increased unearned premiums of $2,962, increased funds held under reinsurance agreements of $3,511; increases in reinsurance premiums payable of $1,765 and increased income taxes payable of $1,013, partially offset by increases in premiums and other receivables of $11,133, a decrease in accounts payable and accrued expenses of $7,025, an increase in reinsurance recoverables of $3,346, and an increase in other assets of $3,718. The decrease in prepaid reinsurance premiums was the result of increased retention, partially offset by the increase in ceded premiums. Unpaid loss and loss adjustment expenses and unearned premiums increased primarily due to an increase in gross written premiums and an increase in our retention. Funds held under reinsurance agreements decreased due a reduction in the fair value of the embedded derivatives, partially offset by an increase in ceded premiums. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. The decrease in accounts payable and accrued expenses is due to reductions in accrued bonuses, accrued 401(k) match and accrued premium taxes, all paid in the first quarter of 2022. Other assets increased as a result of increases in our deferred acquisition costs and contract asset balances. Net cash provided by operating activities for the three months ended March 31, 2021 reflects incremental cash used for operating assets and liabilities.

Investing Activities: Net cash used in investing activities for the three months ended March 31, 2022 was $33,969 compared to net used in investing activities of $17,128 for the same period in 2021. Net cash used in investing activities for the three months ended March 31, 2022 includes $33,737 net cash used in the purchase and sale of investments and $232 in capital expenditures. Net cash provided by investing activities for the three months ended March 31, 2021 includes $17,287 net cash used in the purchase and sale of investments and $73 in capital expenditures, partially offset by $232 in cash received for the sale of equity method investments.

Financing Activities: Net cash used in financing activities for the three months ended March 31, 2022 was $420 compared to net cash used in financing activities of $206 for the same period in 2021. Net cash used in financing activities for the three months ended March 31, 2022 and 2021 primarily includes the principal payments made on the Company's debt.

Debt and Credit Agreements

First Horizon Credit Agreement

On July 16, 2020, the Company entered into an Amended and Restated Credit Agreement with First Horizon Bank, which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. Borrowings under the facility are secured by substantially all of the assets of the Company other than Benchmark Holding Company and its subsidiaries. The loan has a variable interest rate of 3-month LIBOR plus 4.50%, which was 4.73% as of March 31, 2022 and 4.64% as of December 31, 2021 (under the 2018 First Horizon Credit Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

Reinsurance

We cede a portion of the risk we accept on our balance sheet to third-party reinsurers through a variety of reinsurance arrangements. We manage these arrangements to align risks with our Program Partners, optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements, as well as to limit our maximum loss resulting from a single program or a single event. We utilize both quota share and XOL reinsurance as tools in our overall risk management strategy to achieve these goals, usually in conjunction with each other. Quota share reinsurance involves the proportional sharing of premiums and losses of each defined program. We utilize quota share reinsurance for several purposes, including (i) to cede risk to Program Partners, which allows us to share economics and align incentives and (ii) to cede risk to third-party reinsurers in order to manage our net written premiums appropriately based on our financial objectives, capital base, A.M. Best financial strength rating, and risk appetite. It is a core pillar of our underwriting philosophy that Program Partners retain a portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs, and leads to better underwriting results. Under XOL reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit, and are customized per program or across multiple programs. We utilize XOL reinsurance to protect against catastrophic or other unforeseen extreme loss activity that could otherwise negatively impact our profitability and capital base. The majority of our exposure to catastrophe risk stems from the workers’ compensation premium we retain. Potential catastrophic events include an earthquake, terrorism, or another event that could cause more than one covered employee working at the same location to be injured in the event. We believe we mitigate this risk by our focus on small- to mid-sized accounts, which means that we generally do not have concentrated employee counts at single locations that could be exposed to a catastrophic loss. The cost and limits of the reinsurance coverage we purchase vary from year to year based on the availability of quality reinsurance at an acceptable price and our desired level of retention.

Ratings

We have a financial strength rating of "A" (Excellent) from A.M. Best. A.M. Best assigns 16 ratings to insurance companies, which currently range from "A++" (Superior) to "S" (Rating Suspended). "A" (Excellent) is the third highest rating issued by A.M. Best. The "A" (Excellent) rating is assigned to insurers that have, in A.M. Best's opinion, an excellent ability to meet their ongoing obligations to policyholders. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. See also "Risk factors — Risks related to our business and industry — A downgrade in the A.M. Best financial strength ratings of our insurance company subsidiaries may negatively affect our business." in our 2021 Form 10-K.

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

There have been no material changes in the Company's contractual obligations as of March 31, 2022 compared to December 31, 2021.

Financial condition

Stockholders' Equity

As of March 31, 2022, total stockholders' equity was $416,397, compared to $421,909 as of December 31, 2021, a decrease of $5,512. The decrease in stockholders' equity over the period was driven primarily by $5,660 of net comprehensive loss.

We had $3,836 of unrecognized stock compensation as of March 31, 2022 related to non-vested stock compensation granted. The Company recognized $156 of stock compensation during the three months ended March 31, 2022.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments, and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $447,349 at March 31, 2022, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$42,026	$40,610
Foreign governments	400	393
States, territories and possessions	11,388	10,822
Political subdivisions of states, territories and possessions	39,166	37,419
Special revenue and special assessment obligations	98,436	94,078
Industrial and public utilities	107,816	106,298
Commercial mortgage-backed securities	104,291	97,267
Residential mortgage-backed securities	19,040	18,800
Other loan-backed securities	41,939	41,662
Hybrid securities	—	—
Total fixed maturities	464,502	447,349
Equity securities	34,119	34,162
Total investments	$498,621	$481,511

	December 31, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$41,434
Foreign governments	2,500	2,490
States, territories and possessions	10,593	10,766
Political subdivisions of states, territories and possessions	39,170	40,002
Special revenue and special assessment obligations	93,664	95,991
Industrial and public utilities	100,774	103,257
Commercial mortgage-backed securities	119,378	118,218
Residential mortgage-backed securities	16,549	17,368
Other loan-backed securities	41,236	41,425
Hybrid securities	105	110
Total fixed maturities	465,459	471,061
Equity securities	984	969
Total investments	$466,443	$472,030

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of March 31, 2022 and December 31, 2021 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	March 31, 2022
(in thousands, except percentages)	Fair Value	% of Total
AAA	$76,317	17.1%
AA	254,759	56.9%
A	77,351	17.3%
BBB	34,308	7.7%
BB	4,588	1.0%
Below investment grade	26	—%
Total fixed maturities	$447,349	100.0%

	December 31, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$80,455	17.1%
AA	278,557	59.1%
A	77,097	16.4%
BBB	33,959	7.2%
BB	947	0.2%
Below investment grade	46	—%
Total fixed maturities	$471,061	100.0%

Critical Accounting Policies and Estimates

The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include amounts based on the use of estimates and judgments of management.

We identified the accounting estimates that are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. The estimates and judgments that are most critical to the preparation of the condensed consolidated financial statements include: (i) reserves for unpaid loss and LAE; (ii) reinsurance recoveries; (iii) investment fair value measurements; (iv) goodwill and intangible assets; and (v) business combinations. For a detailed discussion of our accounting policies, see the "Notes to the Consolidated and Combined Financial Statements" included in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates, and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity rate risk, which are described in detail in Item 7A — "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K. We do not have exposure to foreign currency exchange rate risk or commodity risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

We have disclosed in our 2021 Form 10-K the most significant risk factors that can impact year-to-year comparisons and that may affect the future performance of the Company's business. On a quarterly basis, we review these disclosures and update the risk factors, as appropriate. As of the date of this report, there have been no material changes to the risk factors from those disclosed in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table sets forth information concerning purchases of our common stock for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—		$—	—	—
February 1, 2022 - February 28, 2022	—		$—	—	—
March 1, 2022 - March 31, 2022	1,652	(a)	$4.55	—	—
	1,652			—

a) Shares acquired represent shares relinquished to the Company by certain employees for payment of taxes or option cost upon vesting of restricted stock units or option exercise.

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

TREAN INSURANCE GROUP, INC.

Date:	May 9, 2022	By:	/s/ Andrew M. O'Brien
Andrew M. O'Brien
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Nicholas J. Vassallo
Nicholas J. Vassallo
Chief Financial Officer
(Principal Financial and Accounting Officer)