Form 10-Q
period 2022-06-30
Trean Insurance Group, Inc.
filed 2022-08-09
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of August 4, 2022, there were 51,202,136 shares of the registrant's common stock outstanding.

TREAN INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Fixed maturities, at fair value (amortized cost of $499,544 and $465,459, respectively)	$466,819	$471,061
Equity securities, at fair value (cost $34,248 and $984, respectively)	30,698	969
Total investments	497,517	472,030
Cash and cash equivalents	100,716	129,577
Restricted cash	299	407
Accrued investment income	2,736	2,344
Premiums and other receivables	153,822	141,920
Income taxes receivable	969	460
Reinsurance recoverable	388,801	377,241
Prepaid reinsurance premiums	115,459	129,411
Deferred policy acquisition cost, net	16,195	13,344
Property and equipment, net	7,590	7,632
Right of use asset	3,807	4,530
Goodwill	142,347	142,347
Intangible assets, net	70,116	73,114
Other assets	10,906	8,658
Total assets	$1,511,280	$1,503,015
Liabilities
Unpaid loss and loss adjustment expenses	$577,686	$544,320
Unearned premiums	219,949	219,940
Funds held under reinsurance agreements	200,338	199,410
Reinsurance premiums payable	45,250	45,130
Accounts payable and accrued expenses	23,601	29,448
Lease liability	4,178	4,976
Deferred tax liability	539	7,520
Debt	29,621	30,362
Total liabilities	1,101,162	1,081,106
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,202,136 and 51,176,887 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	512	512
Additional paid-in capital	289,174	288,623
Retained earnings	146,221	128,390
Accumulated other comprehensive income (loss)	(25,789)	4,384
Total stockholders' equity	410,118	421,909
Total liabilities and stockholders' equity	$1,511,280	$1,503,015

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Gross written premiums	$154,189	$156,551	$315,592	$303,281
Decrease (increase) in gross unearned premiums	2,953	(17,927)	89	(36,358)
Gross earned premiums	157,142	138,624	315,681	266,923
Ceded earned premiums	(91,132)	(90,681)	(185,494)	(177,846)
Net earned premiums	66,010	47,943	130,187	89,077
Net investment income (loss)	(391)	2,103	2,185	4,375
Net realized gains	1,349	10	302	23
Other revenue	1,804	1,229	5,005	5,884
Total revenue	68,772	51,285	137,679	99,359
Expenses
Losses and loss adjustment expenses	40,887	29,725	80,080	54,606
General and administrative expenses	21,679	15,267	39,979	27,158
Other expenses	268	845	268	845
Intangible asset amortization	1,500	1,413	2,999	2,827
Noncash stock compensation	403	419	559	630
Interest expense	467	425	875	852
Total expenses	65,204	48,094	124,760	86,918
Gains (losses) on embedded derivatives	3,356	(686)	9,592	1,990
Other income	24	35	47	156
Income before taxes	6,948	2,540	22,558	14,587
Income tax expense	1,457	414	4,727	3,019
Net income	$5,491	$2,126	$17,831	$11,568
Earnings per share:
Basic	$0.11	$0.04	$0.35	$0.23
Diluted	$0.11	$0.04	$0.35	$0.23
Weighted average shares outstanding:
Basic	51,197,111	51,152,979	51,187,509	51,150,881
Diluted	51,197,533	51,166,587	51,187,720	51,173,204
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$5,491	$2,126	$17,831	$11,568
Other comprehensive gain (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	(15,470)	2,325	(39,274)	(6,251)
Income tax expense (benefit)	(3,254)	488	(8,247)	(1,313)
Unrealized investment gains (losses), net of tax	(12,216)	1,837	(31,027)	(4,938)
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains (losses)	(54)	10	(1,081)	23
Income tax expense (benefit)	(11)	2	(227)	5
Total reclassifications included in net income, net of tax	(43)	8	(854)	18
Other comprehensive income (loss)	(12,173)	1,829	(30,173)	(4,956)
Total comprehensive income (loss)	$(6,682)	$3,955	$(12,342)	$6,612
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	51,192,196	$512	$288,771	$(13,616)	$140,730	$416,397
Stock compensation expense	—	—	403	—	—	403
Common stock issued pursuant to equity compensation awards	9,940	—	—	—	—	—
Other comprehensive loss	—	—	—	(12,173)	—	(12,173)
Net income	—	—	—	—	5,491	5,491
Balance at June 30, 2022	51,202,136	$512	$289,174	$(25,789)	$146,221	$410,118

Balance at March 31, 2021	51,148,782	$511	$287,321	$6,641	$118,502	$412,975
Stock compensation expense	—	—	419	—	—	419
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	8,222	—	(6)	—	—	(6)
Other comprehensive income	—	—	—	1,829	—	1,829
Net income	—	—	—	—	2,126	2,126
Balance at June 30, 2021	51,157,004	$511	$287,734	$8,470	$120,628	$417,343

Balance at December 31, 2021	51,176,887	$512	$288,623	$4,384	$128,390	$421,909
Stock compensation expense	—	—	559	—	—	559
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	25,249	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(30,173)	—	(30,173)
Net income	—	—	—	—	17,831	17,831
Balance at June 30, 2022	51,202,136	$512	$289,174	$(25,789)	$146,221	$410,118

Balance at December 31, 2020	51,148,782	$511	$287,110	$13,426	$109,060	$410,107
Stock compensation expense	—	—	630	—	—	630
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	8,222	—	(6)	—	—	(6)
Other comprehensive loss	—	—	—	(4,956)	—	(4,956)
Net income	—	—	—	—	11,568	11,568
Balance at June 30, 2021	51,157,004	$511	$287,734	$8,470	$120,628	$417,343
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$17,831	$11,568
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,380	3,374
Stock compensation	559	630
Unrealized gains on embedded derivatives	(11,036)	(3,189)
Net losses on investments	(302)	(23)
Unrealized losses on equity securities	3,441	—
Bond amortization and accretion	824	1,174
Deferred income taxes	1,040	(781)
Deferred financing costs	84	84
Changes in operating assets and liabilities:
Accrued investment income	(392)	129
Premiums and other receivables	(11,902)	(22,714)
Reinsurance recoverable on paid and unpaid losses	(11,560)	(18,730)
Prepaid reinsurance premiums	13,952	(13,033)
Right of use asset	723	959
Other assets	(5,101)	(6,623)
Unpaid loss and loss adjustment expenses	33,366	44,742
Unearned premiums	8	36,401
Funds held under reinsurance agreements	11,963	3,080
Reinsurance premiums payable	120	(5,388)
Accounts payable and accrued expenses	(5,616)	(4,011)
Lease liability	(798)	(1,038)
Income taxes payable and receivable	(509)	(3,791)
Net cash provided by operating activities	40,075	22,820
Investing activities
Payments for capital expenditures	(339)	(73)
Proceeds from sale of equity method investment	—	232
Purchase of investments, available for sale	(156,514)	(104,183)
Proceeds from investments sold, matured or repaid	88,641	38,425
Net cash used in investing activities	(68,212)	(65,599)
Financing activities
Shares redeemed for payroll taxes	(7)	(6)
Principal payments on debt	(825)	(619)
Net cash used in financing activities	(832)	(625)
Net decrease in cash, cash equivalents and restricted cash	(28,969)	(43,404)
Cash, cash equivalents and restricted cash – beginning of period	129,984	157,234
Cash, cash equivalents and restricted cash – end of period	$101,015	$113,830

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Disaggregation of cash and restricted cash:	June 30, 2022	December 31, 2021
Cash and cash equivalents	$100,716	$129,577
Restricted cash	299	407
Total cash, cash equivalents and restricted cash	$101,015	$129,984

	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid during the year for:
Interest	$791	$768
Income taxes	4,368	7,548
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	281	31
Non-cash transfer of investments to settle funds held for reinsurance	—	13,562
Non-cash transfer of investments to settle amounts held for others in accounts payable	—	26,211
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,257	1,217

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Business and Basis of Presentation
Trean Insurance Group, Inc. (together with its wholly owned subsidiaries, the "Company") provides products and services to the specialty insurance market. Historically, the Company has focused on specialty casualty markets management believes are under-served and where the Company’s expertise allows the Company to achieve higher rates, such as niche workers' compensation markets and small- to medium-sized specialty casualty insurance programs. The Company underwrites specialty-casualty insurance products both through programs where the Company partners with other organizations ("Program Partners"), and also through Company owned managing general agencies ("Owned MGAs"). The Company also provides Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage from which the Company generates fee-based revenues.

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

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not contain all of the information included in the Company's annual consolidated financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

Pending policies

The Company completed its initial public offering in July 2020, and is an emerging growth company as defined under federal securities laws. As such, the Company has elected to adopt pending accounting policies under the dates required for private companies. Therefore, the dates included within this section reflect the effective dates for the adoption of new accounting policies required by private companies.

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

Note 2. Acquisitions
Western Integrated Care

Effective July 6, 2021, Trean Corp acquired 100% ownership of WIC for a total purchase price of $5,500, which includes $1,500 that is contingent on WIC's future earnings, as defined in the agreement. WIC is a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment. The Company recorded $1,501 of goodwill and intangible assets of $3,624 associated with the business combination.

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$51,678	$—	$—	$51,678
Foreign governments	—	392	—	392
States, territories and possessions	—	10,274	—	10,274
Political subdivisions of states territories and possessions	—	35,925	—	35,925
Special revenue and special assessment obligations	—	99,528	—	99,528
Industrial and public utilities	—	102,514	—	102,514
Commercial mortgage-backed securities	—	98,807	—	98,807
Residential mortgage-backed securities	—	19,087	—	19,087
Other loan-backed securities	—	43,830	—	43,830
Total fixed maturities	51,678	415,141	—	466,819
Equity securities	12,490	18,208	—	30,698
Total investments	$64,168	$433,349	$—	$497,517

Embedded derivatives on funds held under reinsurance agreements	$(1,422)	$(9,342)	$—	$(10,764)
Debt	—	30,112	—	30,112

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$2,392	$39,042	$—	$41,434
Foreign governments	—	2,490	—	2,490
States, territories and possessions	—	10,766	—	10,766
Political subdivisions of states, territories and possessions	—	40,002	—	40,002
Special revenue and special assessment obligations	—	95,991	—	95,991
Industrial and public utilities	—	103,257	—	103,257
Commercial mortgage-backed securities	—	118,218	—	118,218
Residential mortgage-backed securities	—	17,368	—	17,368
Other loan-backed securities	—	41,425	—	41,425
Hybrid securities	—	110	—	110
Total fixed maturities	2,392	468,669	—	471,061
Equity securities	—	969	—	969
Total investments	$2,392	$469,638	$—	$472,030

Embedded derivatives on funds held under reinsurance agreements	$(4)	$275	$—	$271
Debt	—	30,938	—	30,938

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

Embedded derivatives: The Company enters into funds held contracts under reinsurance agreements, which create embedded derivatives on the underlying investments. These embedded derivatives are valued based upon the unrealized gain or loss position of the funds held portfolio, which is determined consistent with other investments using third-party pricing services. To validate the reasonableness of the quoted prices, the Company performs various qualitative and quantitative procedures such as analysis of recent activity, analytical review of fair values and an evaluation of the underlying pricing methodologies. Based on these procedures, the Company did not adjust the prices or quotes from the third-party pricing service.

Debt: The Company holds debt related to its secured credit facility. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt.

Note 4. Investments
Fixed income securities include bonds, asset-backed securities, and redeemable preferred securities. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale and are carried at fair value. Equity securities primarily include common stocks, mutual funds, and non-redeemable preferred stocks, which are carried at fair value.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's fixed maturities investments are as follows:

	June 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$53,592	$—	$(1,914)	$51,678
Foreign governments	400	—	(8)	392
States, territories and possessions	11,102	22	(850)	10,274
Political subdivisions of states, territories and possessions	39,098	77	(3,250)	35,925
Special revenue and special assessment obligations	107,939	241	(8,652)	99,528
Industrial and public utilities	106,575	98	(4,159)	102,514
Commercial mortgage-backed securities	110,538	49	(11,780)	98,807
Residential mortgage-backed securities	20,076	—	(989)	19,087
Other loan-backed securities	44,880	2	(1,052)	43,830
Hybrid securities	5,344	—	(560)	4,784
Total fixed maturities available for sale	$499,544	$489	$(33,214)	$466,819

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$113	$(169)	$41,434
Foreign governments	2,500	—	(10)	2,490
States, territories and possessions	10,593	189	(16)	10,766
Political subdivisions of states, territories and possessions	39,170	975	(143)	40,002
Special revenue and special assessment obligations	93,664	2,920	(593)	95,991
Industrial and public utilities	100,774	2,835	(352)	103,257
Commercial mortgage-backed securities	119,378	591	(1,751)	118,218
Residential mortgage-backed securities	16,549	843	(24)	17,368
Other loan-backed securities	41,236	248	(59)	41,425
Hybrid securities	105	5	—	110
Total fixed maturities available for sale	$465,459	$8,719	$(3,117)	$471,061

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$50,142	$(1,826)	$1,536	$(88)	$51,678	$(1,914)
Foreign governments	392	(8)	—	—	392	(8)
States, territories and possessions	7,811	(767)	242	(83)	8,053	(850)
Political subdivisions of states, territories and possessions	26,849	(3,220)	269	(30)	27,118	(3,250)
Special revenue and special assessment obligations	73,580	(7,989)	3,614	(663)	77,194	(8,652)
Industrial and public utilities	72,164	(3,800)	3,039	(359)	75,203	(4,159)
Commercial mortgage-backed securities	58,330	(5,634)	36,500	(6,146)	94,830	(11,780)
Residential mortgage-backed securities	19,088	(989)	—	—	19,088	(989)
Other loan-backed securities	35,611	(847)	4,233	(205)	39,844	(1,052)
Total fixed maturities	$348,752	$(25,640)	$49,433	$(7,574)	$398,185	$(33,214)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$26,935	$(168)	$23	$(1)	$26,958	$(169)
Foreign governments	2,490	(10)	—	—	2,490	(10)
States, territories and possessions	935	(16)	—	—	935	(16)
Political subdivisions of states, territories and possessions	11,115	(143)	—	—	11,115	(143)
Special revenue and special assessment obligations	29,917	(593)	—	—	29,917	(593)
Industrial and public utilities	24,042	(286)	1,058	(66)	25,100	(352)
Commercial mortgage-backed securities	80,126	(1,565)	6,212	(186)	86,338	(1,751)
Residential mortgage-backed securities	4,539	(24)	—	—	4,539	(24)
Other loan-backed securities	20,153	(36)	2,477	(23)	22,630	(59)
Total fixed maturities	$200,252	$(2,841)	$9,770	$(276)	$210,022	$(3,117)

The unrealized losses on the Company’s available for sale securities as of June 30, 2022 and December 31, 2021 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of June 30, 2022, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$33,743	$33,635
Due after one year but before five years	134,093	129,546
Due after five years but before ten years	90,804	84,479
Due after ten years	65,410	57,435
Commercial mortgage-backed securities	110,538	98,807
Residential mortgage-backed securities	20,076	19,087
Other loan-backed securities	44,880	43,830
Total	$499,544	$466,819

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturities:
Gains	$4	$18	$113	$98
Losses	(58)	(8)	(1,194)	(75)
Total fixed maturities	(54)	10	(1,081)	23
Funds held investments:
Gains	11	—	19	—
Losses	(1)	—	(17)	—
Total funds held investments	10	—	2	—
Equity securities:
Equity method investments:
Gains	1,400	—	1,400	—
Losses	(7)	—	(19)	—
Total equity securities	1,393	—	1,381	—
Total net realized gains	$1,349	$10	$302	$23

Net investment income (loss) consists of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed maturities	$1,807	$1,577	$3,561	$3,137
Income on funds held investments	774	519	1,442	1,199
Equity securities	456	6	610	36
Unrealized losses on equity securities	(3,441)	—	(3,441)	—
Interest earned on cash and short-term investments	13	1	13	3
Net investment income (loss)	$(391)	$2,103	$2,185	$4,375

Net realized and unrealized gains (losses) on equity securities recognized during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity securities:
Net realized gains (losses) on sales of equity securities	$1,393	$—	$1,381	$—
Change in net unrealized gains (losses) of equity securities	(3,441)	(2)	(3,441)	15
Net realized and unrealized gains (losses) on equity securities	$(2,048)	$(2)	$(2,060)	$15

The net unrealized gains (losses) on equity securities still held as of June 30, 2022, and included in investment income were $(3,435) and $(3,423) for the three and six months ended June 30, 2022, respectively. The net unrealized gains (losses) on equity securities still held as of June 30, 2021, and included in investment income were $(2) and $15 for the three and six months ended June 30, 2021, respectively.

Embedded derivatives

The Company enters into funds held contracts under reinsurance agreements which create embedded derivatives that are measured at fair value. The embedded derivatives within the Company's funds held under reinsurance agreements relate to a total return swap on the underlying investments. These embedded derivatives had no impact on total operating, investing, and financing activities as presented on the Company’s condensed consolidated statements of cash flows during the six months ended June 30, 2022 and 2021. Total funds held under reinsurance agreements include the following:

	June 30, 2022	December 31, 2021
Funds held under reinsurance agreements, at cost	$211,102	$199,139
Embedded derivatives, at fair value	(10,764)	271
Total funds held under reinsurance agreements	$200,338	$199,410

Gains (losses) on embedded derivatives consists of the following for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of embedded derivatives	$4,140	$(167)	$11,036	$3,189
Effect of net investment income on funds held investments	(774)	(519)	(1,442)	(1,199)
Effect of realized gains on funds held investments	(10)	—	(2)	—
Total gains (losses) on embedded derivatives	$3,356	$(686)	$9,592	$1,990

Note 5. Equity Method Investments

On January 3, 2020, the Company sold 15% of its previous 25% ownership in Trean Intermediaries ("TRI") for cash proceeds of $3,000, resulting in a remaining ownership interest of 10%. The Company sold all of its remaining ownership interest in TRI during the third quarter of 2021 for $1,888. The sale agreement included an earn-out that would increase the amount received based on TRI's future performance. The Company received an earn-out payment of $1,400, which was included in net realized gains (losses) on the consolidated statements of operations for the three and six months ended June 30, 2022.

The Company recorded $50 of revenue for the three months ended June 30, 2022 and 2021, and $100 of revenue for the six months ended June 30, 2022 and 2021 for consulting services provided to TRI.

Note 6. Debt
Debt consisted of the following:

	June 30, 2022	December 31, 2021
Secured credit facility	$30,112	$30,938
Less: unamortized deferred financing costs	(491)	(576)
Net debt	$29,621	$30,362

Secured Credit Facility

On July 16, 2020, the Company entered into a new Amended and Restated Credit Agreement that, among other things, extended the Company's credit facility for a period of five years through May 26, 2025, and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000 at the time of closing. The loan has a variable interest rate of the London Interbank Offer Rate ("LIBOR") plus 4.50%, which was 5.51% and 4.64% as of June 30, 2022 and December 31, 2021, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments, which escalate from $206 to $825. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

The Company recorded $425 and $383 of interest expense with its credit facility during the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded $791 and $768 of interest expense, respectively, associated with its credit facility.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of June 30, 2022.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative, and consulting and other fee-based revenue. Revenue from contracts with customers was $1,804 and $5,005 for the three and six months ended June 30, 2022, respectively, compared to $1,229 and $5,884 for the three and six months ended June 30, 2021, respectively.

The following table presents the revenues recognized from contracts with customers included in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Brokerage	$1,222	$770	$3,815	$4,225
Managing general agent fees	84	30	168	319
Third-party administrator fees	249	376	572	754
Consulting and other fee-based revenue	249	53	450	586
Total revenue from contracts with customers	$1,804	$1,229	$5,005	$5,884

The Company did not have any contract liabilities as of June 30, 2022 or December 31, 2021. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed consolidated balance sheets.

	June 30, 2022	December 31, 2021
Contract assets	$4,368	$3,353

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 21.0% for the three and six months ended months ended June 30, 2022.

The Company’s effective tax rate was 16.3% and 20.7% for the three and six months ended June 30, 2021, respectively, which differed from the statutory rate primarily due the impact of tax-exempt municipal income on the Company's investments.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unpaid losses and LAE reserves at beginning of period	$550,981	$485,532	$544,320	$457,817
Less losses ceded through reinsurance	(364,279)	(353,158)	(369,008)	(335,655)
Net unpaid losses and LAE at beginning of period	186,702	132,374	175,312	122,162
Incurred losses and LAE related to:
Current period	41,304	30,178	80,872	55,085
Prior period	(417)	(453)	(792)	(479)
Total incurred losses and LAE	40,887	29,725	80,080	54,606
Paid losses and LAE, net of reinsurance, related to:
Current period	16,304	8,950	21,698	12,473
Prior period	12,873	9,190	35,282	20,336
Total paid losses and LAE	29,177	18,140	56,980	32,809
Net unpaid losses and LAE at end of period	198,412	143,959	198,412	143,959
Plus losses ceded through reinsurance	379,274	358,601	379,274	358,601
Unpaid losses and LAE reserves at end of period	$577,686	$502,560	$577,686	$502,560

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and LAE decreased by approximately $417 and $792 for the three and six months ended June 30, 2022, respectively, and $453 and $479 for the three and six months ended June 30, 2021.

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

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended June 30,
	2022				2021
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$150,519	$3,670	$(85,519)	$68,670	$153,049	$3,502	$(101,306)	$55,245
Earned premiums	154,556	2,586	(91,132)	66,010	136,362	2,262	(90,681)	47,943

	Six Months Ended June 30,
	2022				2021
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$309,886	$5,706	$(171,444)	$144,148	$297,947	$5,334	$(190,790)	$112,491
Earned premiums	310,760	4,921	(185,494)	130,187	262,766	4,157	(177,846)	89,077

Note 11. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at its inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which are only included in the lease liability and right-of-use asset calculation when it is reasonably certain the Company will exercise an option. The Company's leases have remaining terms ranging from one month to 57 months, some of which have options to extend the lease for up to an additional 60 months. As of June 30, 2022, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended June 30, 2022 was $623, inclusive of $27 in variable lease expense. Total lease expense for the three months ended June 30, 2021 was $597, inclusive of $18 in variable lease expense. The Company also sublets some of its leased office space and recorded $22 and $23 of sublease income for the three months ended June 30, 2022 and 2021, respectively, which is included in other income on the condensed consolidated statements of operations.

Total lease expense for the six months ended June 30, 2022 was $1,240, inclusive of $51 in variable lease expense. Total lease expense for the six months ended June 30, 2021 was $1,205, inclusive of $27 in variable lease expense. The Company also sublets some of its leased office space and recorded $43 and $41 of sublease income for the six months ended June 30, 2022 and 2021, respectively, which is included in other income on the condensed consolidated statement of operations.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	June 30, 2022	December 31, 2021
Right of use asset	$3,807	$4,530
Lease liability	$4,178	$4,976
Weighted average remaining lease term	2.13 years	2.42 years
Weighted average discount rate	5.97%	6.33%

Future maturities of lease liabilities as of June 30, 2022 are as follows:

Operating Leases
2022	$1,245
2023	1,928
2024	1,063
2025	163
2026	41
Total lease payments	4,442
Less: imputed interest	(264)
Total lease liabilities	$4,178

Note 12. Equity
Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of June 30, 2022 and December 31, 2021, there were 51,202,136 and 51,176,887 shares of common stock issued and outstanding, respectively.

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

The following table presents the calculation of basic and diluted EPS of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income — basic and diluted	$5,491	$2,126	$17,831	$11,568

Weighted average number of shares outstanding — basic	51,197,111	51,152,979	51,187,509	51,150,881
Effect of dilutive securities:
Restricted stock units	422	13,608	211	22,323
Dilutive shares	422	13,608	211	22,323
Weighted average number of shares outstanding — diluted	51,197,533	51,166,587	51,187,720	51,173,204

Earnings per share:
Basic	$0.11	$0.04	$0.35	$0.23
Diluted	$0.11	$0.04	$0.35	$0.23

At June 30, 2022 and June 30, 2021, there were restricted stock units and stock options totaling 595,852 and 284,059, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

Note 14. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$(13,616)	$6,641	$4,384	$13,426
Other comprehensive gain (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	(15,470)	2,325	(39,274)	(6,251)
Income tax expense (benefit)	(3,254)	488	(8,247)	(1,313)
Unrealized investment gains (losses), net of tax	(12,216)	1,837	(31,027)	(4,938)
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains (losses)	(54)	10	(1,081)	23
Income tax expense (benefit)	(11)	2	(227)	5
Total reclassifications included in net income, net of tax	(43)	8	(854)	18
Other comprehensive income (loss)	(12,173)	1,829	(30,173)	(4,956)
Balance at end of period	$(25,789)	$8,470	$(25,789)	$8,470

Note 15. Stock Compensation
As of June 30, 2022, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and to attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Compensation, Nominating, and Corporate Governance Committee of the Company's board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards, or any combination of the foregoing.

Stock Options

Stock compensation expense related to stock option awards was $45 and $34 for the three months ended June 30, 2022 and 2021, respectively, and $96 and $69 for the six months ended June 30, 2022 and 2021, respectively. Actual forfeitures are recognized as they occur.

Employee stock option awards granted set forth, among other things, the option exercise price, the option term, provisions regarding option exercisability, and whether the option is intended to be an incentive stock option ("ISO") or a nonqualified stock option ("NQ"). Stock options may be granted to employees at such exercise prices as the Company’s board of directors may determine but not less than 100% of the fair market value of the underlying stock as of the date of grant. Employee options vest one third annually over a period of three years and have contractual terms of ten years from the date of grant.

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

	Fiscal 2022	Fiscal 2021
Expected volatility	29.8%	29.8%
Expected term	6 years	6 years
Risk-free interest rate	1.92%	1.32%

A summary of the status of the Company's stock option activity as of June 30, 2022 and changes during the six-month period then ended are as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contract Term
Balance outstanding, December 31, 2021	120,187	$16.06
Granted	64,694	$7.04
Forfeited or cancelled	(13,125)	$16.07
Balance outstanding, June 30, 2022	171,756	$12.66	$—	8.64 years
Balance vested and exercisable, June 30, 2022	38,500	$16.04	$—	8.33 years

The weighted average grant-date fair value of options granted in the six months ended June 30, 2022 and 2021 was $2.30 and $5.49, respectively. As of June 30, 2022, total unrecognized compensation cost related to stock options was $363 and is expected to be recognized over a weighted average period of approximately 1.1 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $358 and $385 for the three months ended June 30, 2022 and 2021, respectively, and $463 and $561 for the six months ended June 30, 2022 and 2021, respectively. Actual forfeitures are recognized as they occur. As of June 30, 2022, there was $2,906 of total unrecognized compensation cost related to non-vested restricted stock unit grants, which is expected to be recognized over a weighted average life of 1.9 years. The total fair value of restricted stock units vested during the three and six months ended June 30, 2022 was $67 and $144, respectively, and $136 during the three and six months ended June 30, 2021.

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

	Fiscal 2022	Fiscal 2021
Total grant date fair value	$391	$845
Total grant date fair value per share	$6.04	$13.92
Expected volatility	40.0%	35.0%
Weighted average expected life	2.81 years	2.77 years
Risk-free interest rate	1.79%	0.27%

The percent of the target MSU that will be earned based on the Company’s TSR is as follows:

Cumulative TSR %
Fiscal 2022	Fiscal 2021	Percent of Units Vested
Below 29.2%	Below 25.1%	0%
29.2%	25.1%	50%
52.1%	47.2%	100%
74.9% and above	69.3% and above	200%

A summary of the status of the Company’s non-vested restricted stock unit activity as of June 30, 2022 and changes during the six-month period then ended is as follows:

	RSUs		MSUs		PSUs		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2021	117,109	$15.53	50,861	$13.92	101,748	$17.50	269,718	$15.97
Granted	87,308	$6.88	64,709	$6.04	64,693	$7.04	216,710	$6.88
Vested	(26,901)	$14.81	—	$—	—	$—	(26,901)	$14.81
Forfeited or cancelled	(10,313)	$16.42	(7,038)	$13.92	(14,080)	$17.50	(31,431)	$16.34
Non-vested outstanding, June 30, 2022	167,203	$11.08	108,532	$9.22	152,361	$13.06	428,096	$11.31

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2022 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included herein and the audited consolidated financial statements and notes included in our 2021 Form 10-K. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations, and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in Item 1A — "Risk Factors" in our 2021 Form 10-K. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial performance or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "would," "potential," or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements are based on management’s current expectations and assumptions about future events. These statements are only predictions and are not guarantees of future performance. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements if the underlying assumptions prove to be incorrect or as a result of risks, uncertainties, and other factors, including the impact of the COVID-19 pandemic on the business and operations of the Company, our program partners and other business relations. Other factors that may cause such differences include the risks described in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date on which they are made. Except as required by applicable securities laws, the Company disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, changes in assumptions or otherwise. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this press release or in other filings and public statements of the Company.

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

Coronavirus ("COVID-19") Impact

We are monitoring the ongoing COVID-19 pandemic on our business, including how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic, including resulting inflationary pressures, has adversely impacted both the domestic and foreign economies and could still have a materially adverse impact on the Company.

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

We continue to navigate through these challenges with a sharp focus on and goal of safeguarding our employees, helping our customers and managing impacts on our business. Despite the unprecedented environment, our teams are executing at a high level and we are advancing our strategy.

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue as a result of the COVID-19 pandemic. During the six months ended June 30, 2022, compared to the six months ended June 30, 2021, gross written premiums increased by 4.1% and gross earned premiums increased by 18.3%, primarily driven by both significant growth in our existing Program Partner business as well as the addition of new Program Partners. Because a majority of our gross written premiums are related to workers’ compensation insurance, revenue trends could be impacted in future periods if the COVID-19 pandemic were to continue or significantly get worse. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.

We also have not experienced a material impact in our reported claims or incurred losses in the first six months of 2022 as a specific result of the COVID-19 pandemic.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and as such, our investment portfolio has limited exposure to equity market volatility. For the six months ended June 30, 2022, we experienced a decrease of $39,274 in the fair value of our fixed maturities investment portfolio. The decline in the fair value of our fixed maturity investments is primarily attributable to the recent rise in interest rates driven primarily by changing conditions in the financial markets as compared to the comparatively lower rates that prevailed during the initial part of the COVID-19 pandemic in 2020 and 2021, rather than underlying credit risk within our investment portfolio. If there were to be continued equity and debt financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded or realized losses, if sold, in future reporting periods. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

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

Net investment income: We earn investment income on our portfolio of cash and invested assets. Our cash and invested assets are primarily comprised of fixed maturities, including other equity investments and short-term investments. Our net investment income includes interest income on our invested assets, income on funds held investments as well as unrealized gains and losses on our equity portfolio.

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

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of certain items, including noncash intangible asset amortization and stock compensation, noncash changes in fair value of embedded derivatives, other expenses, and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted net income to net income in accordance with GAAP.

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

Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2022 Compared to June 30, 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$154,189	$156,551	$(2,362)	(1.5)%
Decrease (increase) in gross unearned premiums	2,953	(17,927)	20,880	(116.5)%
Gross earned premiums	157,142	138,624	18,518	13.4%
Ceded earned premiums	(91,132)	(90,681)	(451)	0.5%
Net earned premiums	66,010	47,943	18,067	37.7%
Net investment income	(391)	2,103	(2,494)	(118.6)%
Net realized gains	1,349	10	1,339	NM
Other revenue	1,804	1,229	575	46.8%
Total revenue	68,772	51,285	17,487	34.1%
Expenses
Losses and loss adjustment expenses	40,887	29,725	11,162	37.6%
General and administrative expenses	21,679	15,267	6,412	42.0%
Other expenses	268	845	(577)	(68.3)%
Intangible asset amortization	1,500	1,413	87	6.2%
Noncash stock compensation	403	419	(16)	(3.8)%
Interest expense	467	425	42	9.9%
Total expenses	65,204	48,094	17,110	35.6%
Gains (losses) on embedded derivatives	3,356	(686)	4,042	NM
Other income	24	35	(11)	(31.4)%
Income before taxes	6,948	2,540	4,408	173.5%
Income tax expense	1,457	414	1,043	NM
Net income	$5,491	$2,126	$3,365	158.3%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended June 30,
(in thousands, except for percentages)	2022	2021
Key metrics:
Underwriting income(1)	$3,444	$2,951
Adjusted net income(1)	$5,546	$4,316
Loss ratio	61.9%	62.0%
Expense ratio	32.8%	31.8%
Combined ratio	94.7%	93.8%
Return on equity	5.3%	2.0%
Adjusted return on equity(1)	5.4%	4.2%
Return on tangible equity(1)	11.0%	4.2%
Adjusted return on tangible equity(1)	11.1%	8.6%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

	Three Months Ended June 30,		Change	Percentage Change
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$154,189	$156,551	$(2,362)	(1.5)%
Increase in gross unearned premiums	2,953	(17,927)	20,880	(116.5)%
Gross earned premiums	157,142	138,624	18,518	13.4%
Ceded earned premiums	(91,132)	(90,681)	(451)	0.5%
Net earned premiums	$66,010	$47,943	$18,067	37.7%

Gross written premiums: Gross written premiums decreased $2,362, or (1.5)%, to $154,189 for the three month ended June 30, 2022, compared to $156,551 for the three months ended June 30, 2021. The decrease was primarily driven by the Company’s continued focus on maintaining underwriting discipline in an unusually competitive environment and a more gradual increase of current year premium from new program partners added in 2021 and 2022 than originally estimated.

Workers' compensation represented 58.8% of our gross written premiums for the three months ended June 30, 2022, compared to 60.0% for the three months ended June 30, 2021. For the three months ended June 30, 2022, gross written premiums for workers' compensation decreased by $3,240, or 3.4%, compared to the same period in 2021, reflecting the intentional decrease in California business that resulted from the Company's measures undertaken to exit certain unfavorable risks in 2021 in keeping with our overall strategy to prioritize underwriting discipline, coupled with a recent highly competitive market.

All other non-workers' compensation liability represented 41.2% of our gross written premiums for the three month ended June 30, 2022, compared to 40.0% for the three months ended June 30, 2021. For the three months ended June 30, 2022, gross written premiums for all other non-workers' compensation liability increased $878, or 1.4%, compared to the same period in 2021. The increase is due primarily to growth in our accident & health, commercial auto and commercial lines, a result of continued line of business diversification.

Gross earned premiums: Gross earned premiums increased $18,518, or 13.4%, to $157,142 for the three months ended June 30, 2022, compared to $138,624 for the three months ended June 30, 2021. The increase in gross earned premiums reflects the increase in gross unearned premiums of $20,880 net of a decrease in gross written premiums of $2,362. Gross earned premiums as a percentage of gross written premiums increased to 101.9% for the three months ended June 30, 2022, compared to 88.5% for the three months ended June 30, 2021.

Ceded earned premiums: Ceded earned premiums increased $451, or 0.5%, to $91,132 for the three months ended June 30, 2022, compared to $90,681 for the three months ended June 30, 2021. The increase in ceded earned premiums is primarily driven by the growth in gross earned premiums as described above, partially offset by an increase in our retention. Ceded earned premiums as a percentage of gross earned premiums decreased to 58.0% for the three months ended June 30, 2022, compared to 65.4% for the three months ended June 30, 2021, reflecting the Company's strategic decision to retain more gross written premiums.

Net earned premiums: Net earned premiums increased $18,067, or 37.7%, to $66,010 for the three months ended June 30, 2022, compared to $47,943 for the three months ended June 30, 2021. The increase is primarily due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income (loss): Net investment income decreased $2,494, or 118.6%, to a loss of $391 for the three months ended June 30, 2022, compared to $2,103 for the three months ended June 30, 2021. The decrease reflects unrealized losses on equity securities of $3,441, partially offset by interest income. During the first quarter of 2022, we purchased high-yield equity securities, which we believe will improve the yield on our portfolio.

Net realized gains: Net realized gains were $1,349 for the three months ended June 30, 2022, compared to $10 for the three months ended June 30, 2021. The increase was primarily due to earn-out proceeds received of $1,400 related to the Company's sale of TRI in 2021.

Other revenue: Other revenue increased $575, or 46.8%, to $1,804 for the three months ended June 30, 2022, compared to $1,229 for the three months ended June 30, 2021. The increase is primarily driven by an increase in brokerage revenue of $452.

Losses and loss adjustment expenses: Losses and LAE increased $11,162, or 37.6%, to $40,887 for the three months ended June 30, 2022, compared to $29,725 for the three months ended June 30, 2021. The increase is primarily attributable to the growth in earned premiums and increased retention during the three months ended June 30, 2022. This resulted in a loss ratio of 61.9% for the three months ended June 30, 2022 compared to 62.0% for the three months ended June 30, 2021.

General and administrative expenses: General and administrative expenses increased $6,412, or 42.0%, to $21,679 for the three months ended June 30, 2022, compared to $15,267 for the three months ended June 30, 2021. The expense ratio was 32.8% for the three months ended June 30, 2022, compared to 31.8% for the three months ended June 30, 2021.

The table below shows the components of general and administrative expenses for the respective three-month periods:

	Three Months Ended June 30,
	2022	2021	Change
Direct commissions	$29,133	$27,602	$1,531
Ceding commissions	(26,628)	(29,684)	3,056
Net commissions	2,505	(2,082)	4,587
Insurance-related expenses	5,889	5,149	740
General and administrative operating expenses	13,285	12,200	1,085
Total general and administrative expenses	$21,679	$15,267	$6,412

General and administrative expenses — % of gross written premiums	8.6%	7.8%
Retention rate (1)	42.0%	34.6%
Direct commission rate (2)	18.5%	19.9%
Ceding commission rate (3)	29.2%	32.7%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $1,531 primarily due to an increase in gross earned premiums. Ceding commissions decreased $3,056 primarily due to an increase in retention, partially offset by an increase in ceded earned premiums reflecting the increase in gross earned premiums. Insurance-related expenses increased $740 primarily as a result of an increase in gross earned premiums. General and administrative operating expenses increased $1,085. The increase in general and administrative operating expense is primarily the result of an increase in salaries and benefits of $1,074 which related primarily to a general increase in workforce.

Intangible asset amortization: Intangible asset amortization increased $87 to $1,500 for the three months ended June 30, 2022, compared to $1,413 for the three months ended June 30, 2021. The increase is driven by the addition of intangible assets acquired in the acquisition of WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $403 for the three months ended June 30, 2022, compared with $419 for the three months ended June 30, 2021. Expenses incurred during both periods relate to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan recognized over the requisite service periods.

Gains (losses) on embedded derivatives:
The table below shows the components of gains (losses) on embedded derivatives for the respective three-month periods:

	Three Months Ended June 30,
	2022	2021	Change
Change in fair value of embedded derivatives	$4,140	$(167)	$4,307
Effect of net investment income on funds held investments	(774)	(519)	(255)
Effect of realized gains on funds held investments	(10)	—	(10)
Total gains (losses) on embedded derivatives	$3,356	$(686)	$4,042

Gains on embedded derivatives increased $4,042 to $3,356 for the three months ended June 30, 2022, compared to a loss of $686 for the three months ended June 30, 2021. The gain reflected an increase in the fair value of embedded derivatives of $4,307, the effect of investment income on funds held investments of $(255) and the effect of realized losses on funds held investments of $10. The increase in fair value of the embedded derivatives resulted primarily from the increase in interest rates between periods, which has reduced the fair value of the underlying funds held under reinsurance agreements.

Income tax expense: Income tax expense was $1,457 for the three months ended June 30, 2022, which resulted in an effective tax rate of 21.0%. The effective tax rate equaled the statutory rate of 21% since the impact of state taxes were offset by the impact of tax-exempt municipal income on the Company's investments. For the three months ended June 30, 2021, income tax expense was $414, which resulted in an effective tax rate of 16.3%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the impact of tax exempt municipal income on the Company's investments.

Owned MGAs and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	Three Months Ended June 30, 2022
	Owned MGAs	Program Partner	Total
Gross written premiums	$59,839	$94,350	$154,189
Increase in gross unearned premiums	900	2,053	2,953
Gross earned premiums	60,739	96,403	157,142
Ceded earned premiums	(21,938)	(69,194)	(91,132)
Net earned premiums	$38,801	$27,209	$66,010

We utilize both quota share and catastrophe excess of loss ("XOL") contracts in our reinsurance strategy for our Owned MGAs and Program Partners. For the three months ended June 30, 2022, the Company retained 63.9% of gross earned premiums for Owned MGAs, compared to 28.2% for Program Partners.

Consolidated Results of Operations for the Six Months Ended June 30, 2022 Compared to June 30, 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$315,592	$303,281	$12,311	4.1%
Increase in gross unearned premiums	89	(36,358)	36,447	(100.2)%
Gross earned premiums	315,681	266,923	48,758	18.3%
Ceded earned premiums	(185,494)	(177,846)	(7,648)	4.3%
Net earned premiums	130,187	89,077	41,110	46.2%
Net investment income	2,185	4,375	(2,190)	(50.1)%
Net realized gains	302	23	279	NM
Other revenue	5,005	5,884	(879)	(14.9)%
Total revenue	137,679	99,359	38,320	38.6%
Expenses
Losses and loss adjustment expenses	80,080	54,606	25,474	46.7%
General and administrative expenses	39,979	27,158	12,821	47.2%
Intangible asset amortization	2,999	2,827	172	6.1%
Noncash stock compensation	559	630	(71)	(11.3)%
Interest expense	875	852	23	2.7%
Total expenses	124,760	86,918	37,842	43.5%
Gains (losses) on embedded derivatives	9,592	1,990	7,602	NM
Other income	47	156	(109)	(69.9)%
Income before taxes	22,558	14,587	7,971	54.6%
Income tax expense	4,727	3,019	1,708	56.6%
Net income	$17,831	$11,568	$6,263	54.1%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

The table below shows the total premiums earned on a gross and net basis for the respective six-month periods:

	Six Months Ended June 30,
(in thousands, except for percentages)	2022	2021
Key metrics:
Underwriting income(1)	$10,128	$7,313
Adjusted net income(1)	$13,850	$12,425
Loss ratio	61.5%	61.3%
Expense ratio	30.7%	30.5%
Combined ratio	92.2%	91.8%
Return on equity	8.6%	5.6%
Adjusted return on equity(1)	6.7%	6.0%
Return on tangible equity(1)	17.6%	11.6%
Adjusted return on tangible equity(1)	13.7%	12.5%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

	Six Months Ended June 30,		Change	Percentage Change
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$315,592	$303,281	$12,311	4.1%
Increase in gross unearned premiums	89	(36,358)	36,447	(100.2)%
Gross earned premiums	315,681	266,923	48,758	18.3%
Ceded earned premiums	(185,494)	(177,846)	(7,648)	4.3%
Net earned premiums	$130,187	$89,077	$41,110	46.2%

Gross written premiums: Gross written premiums increased $12,311, or 4.1%, to $315,592 for the six months ended June 30, 2022, compared to $303,281 for the six months ended June 30, 2021. The increase is primarily attributable to the growth in our existing Program Partner business and the following changes in gross written premiums by line of business:

Workers' compensation represented 60.0% of our gross written premiums for the six months ended June 30, 2022, compared to 63.7% for the six months ended June 30, 2021. For the six months ended June 30, 2022, gross written premiums for workers' compensation decreased by $3,833, or 2.0%, compared to the same period in 2021, reflecting the intentional decrease in California business that resulted from the Company's measures undertaken to reduce certain unfavorable risks in 2021 in keeping with our overall strategy to prioritize underwriting discipline, coupled with a recent highly competitive market.

All other non-workers' compensation liability represented 40.0% of our gross written premiums for the six months ended June 30, 2022, compared to 36.3% for the six months ended June 30, 2021. For the six months ended June 30, 2022, gross written premiums for all other non-workers' compensation liability increased $16,144, or 14.7%, compared to the same period in 2021. The increase is due primarily to growth in our accident & health, commercial auto, commercial, and auto physical damage lines, which is a result of continued line of business diversification.

Gross earned premiums: Gross earned premiums increased $48,758, or 18.3%, to $315,681 for the six months ended June 30, 2022, compared to $266,923 for the six months ended June 30, 2021. The increase in gross earned premiums reflects the increase in gross written premiums of $12,311 and an increase in gross unearned premiums of $36,447. Gross earned premiums as a percentage of gross written premiums increased to 100.0% for the six months ended June 30, 2022, compared to 88.0% for the six months ended June 30, 2021.

Ceded earned premiums: Ceded earned premiums increased $7,648, or 4.3%, to $185,494 for the six months ended June 30, 2022, compared to $177,846 for the six months ended June 30, 2021. The increase in ceded earned premiums is primarily driven by the growth in gross earned premiums as described above, partially offset by an increase in our retention. Ceded earned premiums as a percentage of gross earned premiums decreased to 58.8% for the six months ended June 30, 2022, compared to 66.6% for the six months ended June 30, 2021, reflecting the Company's strategic decision to retain more gross written premiums.

Net earned premiums: Net earned premiums increased $41,110, or 46.2%, to $130,187 for the six months ended June 30, 2022, compared to $89,077 for the six months ended June 30, 2021. The increase is primarily due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income: Net investment income decreased $2,190, or 50.1%, to $2,185 for the six months ended June 30, 2022, compared to $4,375 for the six months ended June 30, 2021. The decrease reflects unrealized losses of $3,441 on equity securities, partially offset by higher interest income. During the first quarter of 2022, we purchased high-yield securities, which we believe will improve the yield on our portfolio.

Net realized gains: Net realized gains were $302 for the six months ended June 30, 2022, compared to net realized gains of $23 for the six months ended June 30, 2021. Net realized gains for the six months ended June 30, 2022 includes earn-out proceeds received of $1,400 related to the Company's sale of TRI in 2021. The net realized gain was offset by our repositioning strategy to sell our lower-yielding assets and purchase higher-yielding investments, prior to anticipated interest rate increases. This turnover in our portfolio resulted in realized losses of $1,022. We believe the payback period on the realized losses will be 12 months or less.

Other revenue: Other revenue decreased $879, or 14.9%, to $5,005 for the six months ended June 30, 2022, compared to $5,884 for the six months ended June 30, 2021. The decrease is largely driven by a reduction in brokerage revenue of $410 due to lower placement fees reflecting the Company's increase in retention year over year. In addition, managing general agent fees, third-party administrator fees, consulting and other fee-based revenue were all lower during the period.

Losses and loss adjustment expenses: Losses and LAE increased $25,474, or 46.7%, to $80,080 for the six months ended June 30, 2022, compared to $54,606 for the six months ended June 30, 2021. The increase is primarily attributable to the growth in earned premiums and increased retention during the six months ended June 30, 2022. This resulted in a loss ratio of 61.5% for the six months ended June 30, 2022, compared to 61.3% for the six months ended June 30, 2021.

General and administrative expenses: General and administrative expenses increased $12,821, or 47.2%, to $39,979 for the six months ended June 30, 2022, compared to $27,158 for the six months ended June 30, 2021. The expense ratio was 30.7% for the six months ended June 30, 2022, compared to 30.5% for the six months ended June 30, 2021.

The table below shows the components of general and administrative expenses for the respective six-month periods:

	Six Months Ended June 30,
	2022	2021	Change
Direct commissions	$57,041	$50,710	$6,331
Ceding commissions	(53,625)	(57,892)	4,267
Net commissions	3,416	(7,182)	10,598
Insurance-related expenses	11,660	9,425	2,235
General and administrative operating expenses	24,903	24,915	(12)
Total general and administrative expenses	$39,979	$27,158	$12,821

General and administrative expenses — % of gross written premiums	7.9%	8.2%
Retention rate (1)	41.2%	33.4%
Direct commission rate (2)	18.1%	19.0%
Ceding commission rate (3)	28.9%	32.6%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $6,331 primarily due to an increase in gross earned premiums. Ceding commissions decreased $4,267 primarily due to an increase in retention, partially offset by an increase in ceded earned premiums reflecting the increase in gross earned premiums. Insurance-related expenses increased $2,235 primarily as a result of an increase in gross earned premiums. General and administrative operating expenses decreased $12. The decrease in general and administrative operating expense is primarily the result of an increase in salaries and benefits of $1,242, which related primarily to a general increase in workforce, partially offset by a decrease in professional fees of $955 and depreciation expense of $157.

Intangible asset amortization: Intangible asset amortization increased $172 to $2,999 for the six months ended June 30, 2022, compared to $2,827 for the six months ended June 30, 2021. The increase is primarily driven by the addition of intangible assets acquired in the acquisition of WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $559 for the six months ended June 30, 2022, compared with $630 for the six months ended June 30, 2021. Expenses incurred during both periods relate to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan recognized over the requisite service periods.

Gains on embedded derivatives:
The table below shows the components of gains (losses) on embedded derivatives for the respective six-month periods:

	Six Months Ended June 30,
	2022	2021	Change
Change in fair value of embedded derivatives	$11,036	$3,189	$7,847
Effect of net investment income on funds held investments	(1,442)	(1,199)	(243)
Effect of realized gains on funds held investments	(2)	—	(2)
Total gains on embedded derivatives	$9,592	$1,990	$7,602

Gains on embedded derivatives increased $7,602 to $9,592 for the six months ended June 30, 2022, compared to $1,990 for the six months ended June 30, 2021. The gain reflected an increase in the fair value of embedded derivatives of $7,847, the effect of investment income on funds held investments of $243 and the effect of realized losses on funds held investments of

$2. The increase in fair value of the embedded derivatives resulted primarily from an increase in interest rates between periods, which has reduced the value of the underlying funds held under reinsurance agreements.

Income tax expense: Income tax expense was $4,727 for the six months ended June 30, 2022, which resulted in an effective tax rate of 21.0%. The effective tax rate equaled the statutory rate of 21% since the impact of state taxes were offset by the impact of tax-exempt municipal income on the Company's investments. For the six months ended June 30, 2021, income tax expense was $3,019, which resulted in an effective tax rate of 20.7%. The decrease in the effective tax rate from the statutory rate of 21% is due primarily to the impact of tax-exempt municipal income on the Company's investments.

Owned MGAs and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	Six Months Ended June 30, 2022
	Owned MGAs	Program Partner	Total
Gross written premiums	$128,483	$187,109	$315,592
Increase in gross unearned premiums	(4,359)	4,448	89
Gross earned premiums	124,124	191,557	315,681
Ceded earned premiums	(47,327)	(138,167)	(185,494)
Net earned premiums	$76,797	$53,390	$130,187

We utilize both quota share and XOL contracts in our reinsurance strategy for our Owned MGAs and Program Partners. Direct commissions for Program Partners include third-party agent commissions and MGA service fees, while Owned MGA direct commissions include only third-party agent commissions. For the six months ended June 30, 2022, the Company retained 61.9% of gross earned premiums for Owned MGAs compared to 27.9% for Program Partners.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized gains or losses, intangible asset amortization, noncash stock compensation, gains and losses on embedded derivatives, interest expense, other revenue, and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, intangible asset amortization, noncash stock compensation, interest expense, other revenue, and other income and expenses. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended June 30,
(in thousands, except percentages)	2022	2021
Net income	$5,491	$2,126
Income tax expense	1,457	414
Income before taxes	6,948	2,540
Other revenue	(1,804)	(1,229)
Gains (losses) on embedded derivatives	(3,356)	686
Net investment income	391	(2,103)
Net realized gains	(1,349)	(10)
Other expenses	268	845
Interest expense	467	425
Intangible asset amortization	1,500	1,413
Noncash stock compensation	403	419
Other income	(24)	(35)
Underwriting income	$3,444	$2,951

	Six Months Ended June 30,
(in thousands, except percentages)	2022	2021
Net income	$17,831	$11,568
Income tax expense	4,727	3,019
Income before taxes	22,558	14,587
Other revenue	(5,005)	(5,884)
Gains (losses) on embedded derivatives	(9,592)	(1,990)
Net investment income	(2,185)	(4,375)
Net realized gains	(302)	(23)
Other expenses	268	845
Interest expense	875	852
Intangible asset amortization	2,999	2,827
Noncash stock compensation	559	630
Other income	(47)	(156)
Underwriting income	$10,128	$7,313

Adjusted net income

We define adjusted net income as net income excluding the impact of certain items, including noncash intangible asset amortization and stock compensation, noncash changes in fair value of embedded derivatives, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using an expected effective tax rate for the applicable years. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by eliminating the effects of these items. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net income	$5,491	$2,126	$17,831	$11,568
Intangible asset amortization	1,500	1,413	2,999	2,827
Noncash stock compensation	403	419	559	630
Change in fair value of embedded derivative	(4,140)	167	(11,036)	(3,189)
Unrealized losses on equity securities	3,441	—	3,441	—
Realized gain on sale of investment	(1,400)	—	(1,400)	—
Other expenses	268	845	268	845
Total adjustments	72	2,844	(5,169)	1,113
Tax impact of adjustments	(17)	(654)	1,188	(256)
Adjusted net income	$5,546	$4,316	$13,850	$12,425

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted return on equity calculation:
Numerator: adjusted net income	$5,546	$4,316	$13,850	$12,425
Denominator: average equity	413,258	415,159	416,014	413,725
Adjusted return on equity	5.4%	4.2%	6.7%	6.0%
Return on equity	5.3%	2.0%	8.6%	5.6%

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Return on tangible equity calculation:
Numerator: net income	$5,491	$2,126	$17,831	$11,568
Denominator:
Average stockholders' equity	413,258	415,159	416,014	413,725
Less: average goodwill and other intangible assets	213,213	213,836	213,962	214,543
Average tangible stockholders' equity	200,045	201,323	202,052	199,182
Return on tangible equity	11.0%	4.2%	17.6%	11.6%
Return on equity	5.3%	2.0%	8.6%	5.6%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$5,546	$4,316	$13,850	$12,425
Denominator: average tangible equity	200,045	201,323	202,052	199,182
Adjusted return on tangible equity	11.1%	8.6%	13.7%	12.5%
Return on equity	5.3%	2.0%	8.6%	5.6%

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Funds

We are organized as a holding company with our operations conducted through our subsidiaries, including our wholly owned insurance subsidiaries: Benchmark, which is domiciled in Kansas and commercially domiciled in California; ALIC, which is domiciled in Utah; 7710, which is domiciled in South Carolina; and BSIC, which is domiciled in Arkansas. Accordingly, the holding company may receive cash through: (i) loans from banks; (ii) draws on a revolving loan agreement; (iii) issuance of equity and debt securities; (iv) corporate service fees from our operating subsidiaries; (v) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions; and (vi) dividends from our non-insurance subsidiaries and, subject to certain limitations discussed below, dividends from our insurance subsidiaries. We also may use the proceeds from these sources to contribute funds to the insurance subsidiaries in order to support premium growth, reduce our reliance on reinsurance, pay taxes, and for other general business purposes.

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

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710's most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710 Insurance Company's most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710's own securities.

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

The maximum amount of dividends the insurance subsidiaries can pay us during 2022 without regulatory approval is approximately $21,000. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholders' surplus. Kansas, Utah, Arkansas, and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of June 30, 2022 and December 31, 2021, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of June 30, 2022, we had $100,716 in cash and cash equivalents, compared to $129,577 as of December 31, 2021.

Management believes that we have sufficient liquidity available to meet our operating cash needs and obligations and committed capital expenditures for the next twelve months.

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

	Six Months Ended June 30,
	2022	2021
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$40,075	$22,820
Investing activities	(68,212)	(65,599)
Financing activities	(832)	(625)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(28,969)	$(43,404)

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2022 was $40,075, compared to $22,820 for the same period in 2021. Net cash provided by operating activities includes net income as adjusted for depreciation and amortization, stock compensation, unrealized gains and losses on embedded derivatives, net realized gains and losses on investments, unrealized gains and losses on equity securities, bond amortization and accretion, the change in deferred income taxes, and amortization of deferred financing costs. Net cash provided by operating activities for the six months ended June 30, 2022 primarily reflects increased unpaid loss and loss adjustment expenses of $33,366, decreased prepaid reinsurance premiums of $13,952, increased funds held under reinsurance agreements of $11,963, partially offset by increases in premiums and other receivables of $11,902, an increase in reinsurance recoverables of $11,560, a decrease in accounts payable and accrued expenses of $5,616, and an increase in other assets of $5,101. Unpaid loss and loss adjustment expenses increased primarily due to an increase in gross written premiums and an increase in our retention. The decrease in prepaid reinsurance premiums was the result of increased retention, partially offset by the increase in ceded premiums. Funds held under reinsurance agreements increased due a reduction in the derivatives, partially offset by an increase in ceded premiums. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. The decrease in accounts payable and accrued expenses is due to reductions in the accrued bonus, accrued 401(k) match and accrued premium taxes paid in the first quarter of 2022. Other assets increased as a result of increases in our deferred acquisition costs and contract asset balances.

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

Investing Activities: Net cash used in investing activities for the six months ended June 30, 2022 was $68,212, compared to net cash used in investing activities of $65,599 for the same period in 2021. Net cash used in investing activities for the six months ended June 30, 2022 includes $67,873 net cash used in the purchase and sale of investments and $339 in capital expenditures. Net cash provided by investing activities for the six months ended June 30, 2021 includes $65,758 net cash used in the purchase and sale of investments, $73 in capital expenditures, and $232 in cash received for the sale of equity method investments.

Financing Activities: Net cash used in financing activities for the six months ended June 30, 2022 was $832, compared to net cash used in financing activities of $625 for the same period in 2021. Net cash used in financing activities for the six months ended June 30, 2022 and 2021 primarily includes the principal payments made on the Company's debt.

Debt and Credit Agreements

First Horizon Credit Agreement

On July 16, 2020, the Company entered into an Amended and Restated Credit Agreement with First Horizon Bank, which, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. Borrowings under the facility are secured by substantially all of the assets of the Company other than Benchmark Holding Company and its subsidiaries. The loan has a variable interest rate of 3-month LIBOR plus 4.50%, which was 5.51% as of June 30, 2022 and 4.64% as of December 31, 2021 (under the 2018 First Horizon Credit Agreement). The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

Reinsurance

We cede a portion of the risk we accept on our balance sheet to third-party reinsurers through a variety of reinsurance arrangements. We manage these arrangements to align risks with our Program Partners, optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements, as well as to limit our maximum loss resulting from a single program or a single event. We utilize both quota share and XOL reinsurance as tools in our overall risk management strategy to achieve these goals, usually in conjunction with each other. Quota share reinsurance involves the proportional sharing of premiums and losses of each defined program. We utilize quota share reinsurance for several purposes, including (i) to cede risk to Program Partners, which allows us to share economics and align incentives, and (ii) to cede risk to third-party reinsurers in order to manage our net written premiums appropriately based on our financial objectives, capital base, A.M. Best financial strength rating, and risk appetite. It is a core pillar of our underwriting philosophy that Program Partners retain a portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs, and leads to better underwriting results. Under XOL reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit, and are customized per program or across multiple programs. We utilize XOL reinsurance to protect against catastrophic or other unforeseen extreme loss activity that could otherwise negatively impact our profitability and capital base. The majority of our exposure to catastrophe risk stems from the workers’ compensation premium we retain. Potential catastrophic events include an earthquake, terrorism, or another event that could cause more than one covered employee working at the same location to be injured in the event. We believe we mitigate this risk by our focus on small- to mid-sized accounts, which means that we generally do not have concentrated employee counts at single locations that could be exposed to a catastrophic loss. The cost and limits of the reinsurance coverage we purchase vary from year to year based on the availability of quality reinsurance at an acceptable price and our desired level of retention.

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

The financial strength ratings assigned by A.M. Best have an impact on the ability of insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that insurance companies receive. The "A" (Excellent) rating obtained by us is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.

There have been no material changes in the Company's contractual obligations as of June 30, 2022 compared to December 31, 2021.

Financial condition

Stockholders' Equity

As of June 30, 2022, total stockholders' equity was $410,118, compared to $421,909 as of December 31, 2021, a decrease of $11,791. The decrease in stockholders' equity over the period was driven primarily by $12,342 of net comprehensive loss.

We had $3,269 of unrecognized stock compensation as of June 30, 2022 related to non-vested stock compensation granted. The Company recognized $559 of stock compensation during the six months ended June 30, 2022.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments, and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $466,819 at June 30, 2022, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$53,592	$51,678
Foreign governments	400	392
States, territories and possessions	11,102	10,274
Political subdivisions of states, territories and possessions	39,098	35,925
Special revenue and special assessment obligations	107,939	99,528
Industrial and public utilities	106,575	102,514
Commercial mortgage-backed securities	110,538	98,807
Residential mortgage-backed securities	20,076	19,087
Other loan-backed securities	44,880	43,830
Hybrid securities	5,344	4,784
Total fixed maturities	499,544	466,819
Equity securities	34,248	30,698
Total investments	$533,792	$497,517

	December 31, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$41,434
Foreign governments	2,500	2,490
States, territories and possessions	10,593	10,766
Political subdivisions of states, territories and possessions	39,170	40,002
Special revenue and special assessment obligations	93,664	95,991
Industrial and public utilities	100,774	103,257
Commercial mortgage-backed securities	119,378	118,218
Residential mortgage-backed securities	16,549	17,368
Other loan-backed securities	41,236	41,425
Hybrid securities	105	110
Total fixed maturities	465,459	471,061
Equity securities	984	969
Total investments	$466,443	$472,030

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of June 30, 2022 and December 31, 2021 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	June 30, 2022
(in thousands, except percentages)	Fair Value	% of Total
AAA	$77,745	16.7%
AA	272,331	58.3%
A	83,549	17.9%
BBB	29,786	6.4%
BB	3,382	0.7%
Below investment grade	26	0.0%
Total fixed maturities	$466,819	100.0%

	December 31, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$80,455	17.1%
AA	278,557	59.1%
A	77,097	16.4%
BBB	33,959	7.2%
BB	947	0.2%
Below investment grade	46	0.0%
Total fixed maturities	$471,061	100.0%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

None.

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

TREAN INSURANCE GROUP, INC.

Date:	August 8, 2022	By:	/s/ Julie A. Baron
Julie A. Baron
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Nicholas J. Vassallo
Nicholas J. Vassallo
Chief Financial Officer
(Principal Financial and Accounting Officer)