Form 10-Q
period 2022-09-30
Trean Insurance Group, Inc.
filed 2022-11-08
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
As of November 4, 2022, there were 51,220,485 shares of the registrant's common stock outstanding.

TREAN INSURANCE GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Fixed maturities, at fair value (amortized cost of $581,935 and $465,459, respectively)	$530,118	$471,061
Equity securities, at fair value (cost $39,838 and $984, respectively)	35,296	969
Total investments	565,414	472,030
Cash and cash equivalents	81,489	129,577
Restricted cash	16,320	407
Accrued investment income	3,441	2,344
Premiums and other receivables	153,440	141,920
Income taxes receivable	1,584	460
Reinsurance recoverable	384,204	377,241
Prepaid reinsurance premiums	119,389	129,411
Deferred policy acquisition cost, net	15,011	13,344
Property and equipment, net	7,369	7,632
Right of use asset	3,292	4,530
Deferred tax asset	3,454	—
Goodwill	142,347	142,347
Intangible assets, net	68,616	73,114
Other assets	16,205	8,658
Total assets	$1,581,575	$1,503,015
Liabilities
Unpaid loss and loss adjustment expenses	$578,751	$544,320
Unearned premiums	220,891	219,940
Funds held under reinsurance agreements	204,828	199,410
Reinsurance premiums payable	49,512	45,130
Accounts payable, accrued expenses and other liabilities	43,449	29,448
Lease liability	3,629	4,976
Deferred tax liability	—	7,520
Debt	77,459	30,362
Total liabilities	1,178,519	1,081,106
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value per share (600,000,000 authorized; 51,220,485 and 51,176,887 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	512	512
Additional paid-in capital	289,618	288,623
Retained earnings	153,795	128,390
Accumulated other comprehensive income (loss)	(40,869)	4,384
Total stockholders' equity	403,056	421,909
Total liabilities and stockholders' equity	$1,581,575	$1,503,015

See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Gross written premiums	$162,183	$177,624	$477,775	$480,905
Increase in gross unearned premiums	(1,061)	(28,478)	(972)	(64,836)
Gross earned premiums	161,122	149,146	476,803	416,069
Ceded earned premiums	(89,741)	(97,191)	(275,235)	(275,037)
Net earned premiums	71,381	51,955	201,568	141,032
Net investment income	2,951	2,187	5,136	6,562
Net realized gains	9	49	311	72
Other revenue	2,140	2,799	7,145	8,683
Total revenue	76,481	56,990	214,160	156,349
Expenses
Losses and loss adjustment expenses	45,647	32,129	125,727	86,735
General and administrative expenses	23,256	13,788	63,235	40,946
Other expenses	—	—	268	845
Intangible asset amortization	1,499	1,499	4,498	4,326
Noncash stock compensation	460	468	1,019	1,098
Interest expense	931	419	1,806	1,271
Total expenses	71,793	48,303	196,553	135,221
Gains (losses) on embedded derivatives	4,871	(121)	14,463	1,869
Other income	29	35	76	191
Income before taxes	9,588	8,601	32,146	23,188
Income tax expense	2,014	2,083	6,741	5,102
Net income	$7,574	$6,518	$25,405	$18,086
Earnings per share:
Basic	$0.15	$0.13	$0.50	$0.35
Diluted	$0.15	$0.13	$0.50	$0.35
Weighted average shares outstanding:
Basic	51,216,869	51,171,416	51,197,296	51,157,726
Diluted	51,217,005	51,171,416	51,197,482	51,172,602
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$7,574	$6,518	$25,405	$18,086
Other comprehensive loss, net of tax:
Unrealized investment losses:
Unrealized investment losses arising during the period	(19,059)	(2,419)	(58,333)	(8,670)
Income tax benefit	(3,996)	(508)	(12,243)	(1,821)
Unrealized investment losses, net of tax	(15,063)	(1,911)	(46,090)	(6,849)
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains (losses)	21	49	(1,060)	72
Income tax expense (benefit)	4	10	(223)	15
Total reclassifications included in net income, net of tax	17	39	(837)	57
Other comprehensive loss	(15,080)	(1,950)	(45,253)	(6,906)
Total comprehensive income (loss)	$(7,506)	$4,568	$(19,848)	$11,180
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share and unit data)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	51,202,136	$512	$289,174	$(25,789)	$146,221	$410,118
Stock compensation expense	—	—	460	—	—	460
Common stock issued pursuant to equity compensation awards, net of shares repurchased	18,349	—	(16)	—	—	(16)
Other comprehensive loss	—	—	—	(15,080)	—	(15,080)
Net income	—	—	—	—	7,574	7,574
Balance at September 30, 2022	51,220,485	$512	$289,618	$(40,869)	$153,795	$403,056

Balance at June 30, 2021	51,157,004	$511	$287,734	$8,470	$120,628	$417,343
Stock compensation expense	—	—	468	—	—	468
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	17,883	1	(88)	—	—	(87)
Other comprehensive loss	—	—	—	(1,950)	—	(1,950)
Net income	—	—	—	—	6,518	6,518
Balance at September 30, 2021	51,174,887	$512	$288,114	$6,520	$127,146	$422,292

Balance at December 31, 2021	51,176,887	$512	$288,623	$4,384	$128,390	$421,909
Stock compensation expense	—	—	1,019	—	—	1,019
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	43,598	—	(24)	—	—	(24)
Other comprehensive loss	—	—	—	(45,253)	—	(45,253)
Net income	—	—	—	—	25,405	25,405
Balance at September 30, 2022	51,220,485	$512	$289,618	$(40,869)	$153,795	$403,056

See accompanying notes to the condensed consolidated financial statements.

Balance at December 31, 2020	51,148,782	$511	$287,110	$13,426	$109,060	$410,107
Stock compensation expense	—	—	1,098	—	—	1,098
Common stock issuances pursuant to equity compensation awards, net of shares repurchased	26,105	1	(94)	—	—	(93)
Other comprehensive loss	—	—	—	(6,906)	—	(6,906)
Net income	—	—	—	—	18,086	18,086
Balance at September 30, 2021	51,174,887	$512	$288,114	$6,520	$127,146	$422,292
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$25,405	$18,086
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,100	5,123
Stock compensation	1,019	1,098
Unrealized gains on embedded derivatives	(16,848)	(3,761)
Net gains on investments	(311)	(72)
Unrealized losses on equity securities	4,542	—
Bond amortization and accretion	996	1,715
Deferred income taxes	1,046	(2,259)
Amortization of debt discount and deferred financing costs	131	126
Changes in operating assets and liabilities:
Accrued investment income	(1,097)	80
Premiums and other receivables	(11,520)	(25,167)
Reinsurance recoverable on paid and unpaid losses	(6,963)	(18,460)
Prepaid reinsurance premiums	10,022	(30,252)
Right of use asset	1,238	1,444
Other assets	(9,040)	(10,863)
Unpaid loss and loss adjustment expenses	34,431	52,975
Unearned premiums	951	64,879
Funds held under reinsurance agreements	25,016	19,585
Reinsurance premiums payable	4,382	(7,829)
Accounts payable, accrued expenses and other liabilities	10,518	(11,430)
Lease liability	(1,347)	(1,537)
Income taxes payable and receivable	(1,124)	(71)
Net cash provided by operating activities	76,547	53,410
Investing activities
Payments for capital expenditures	(339)	(92)
Return of capital on equity method investment	—	232
Purchase of investments, available for sale	(257,929)	(129,474)
Proceeds from investments sold, matured or repaid	103,526	61,998
Acquisition of subsidiary, net of cash received	—	(3,795)
Net cash used in investing activities	(154,742)	(71,131)
Financing activities
Shares redeemed for payroll taxes	(23)	(94)
Proceeds from surplus notes	48,455	—
Principal payments on debt	(1,238)	(1,031)
Payment for deferred financing costs	(251)	—
Payment for interest rate cap	(173)	—
Payment for acquisition of subsidiary	(750)	—
Net cash provided by (used in) financing activities	46,020	(1,125)
Net decrease in cash, cash equivalents and restricted cash	(32,175)	(18,846)
Cash, cash equivalents and restricted cash – beginning of period	129,984	157,234
Cash, cash equivalents and restricted cash – end of period	$97,809	$138,388
See accompanying notes to the condensed consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Disaggregation of cash and restricted cash:	September 30, 2022	December 31, 2021
Cash and cash equivalents	$81,489	$129,577
Restricted cash	16,320	407
Total cash, cash equivalents and restricted cash	$97,809	$129,984

	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2022	2021
Cash paid during the year for:
Interest	$1,319	$1,145
Income taxes	7,081	7,395
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	307	319
Non-cash transfer of investments to settle funds held for reinsurance	2,750	13,562
Non-cash transfer of investments to settle amounts held for others in accounts payable	—	26,211
Contingent consideration for the acquisition of subsidiary	—	1,500
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,890	1,824

See accompanying notes to the condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

Note 1. Business and Basis of Presentation
Trean Insurance Group, Inc. (together with its wholly owned subsidiaries, the "Company") provides products and services to the specialty insurance market. Historically, the Company has focused on specialty casualty markets management believes are under-served and where the Company’s expertise allows the Company to achieve higher rates, such as niche workers' compensation markets and small- to medium-sized specialty casualty insurance programs. The Company underwrites specialty-casualty insurance products both through programs where the Company partners with other organizations ("Program Partners") and also through Company owned managing general agencies ("Owned MGAs"). Additionally, the Company provides Program Partners with a variety of services, including issuing carrier services, claims administration, and reinsurance brokerage from which the Company generates fee-based revenues.

The Company's wholly owned subsidiaries include: (i) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company ("Benchmark"), a property and casualty insurance company domiciled in the state of Kansas, American Liberty Insurance Company ("ALIC"), a property and casualty insurance company domiciled in the state of Utah, 7710 Insurance Company ("7710"), a property and casualty insurance company domiciled in the state of South Carolina and Benchmark Specialty Insurance Company ("BSIC"), a property and casualty insurance company domiciled in the state of Arkansas; (ii) Compstar Insurance Services LLC, a California-based general agency; and (iii) Trean Corporation ("Trean Corp"), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: (a) Trean Reinsurance Services, LLC ("TRS"), a reinsurance intermediary broker; Benchmark Administrators LLC ("BIC Admin"), a claims third-party administrator; (b) Western Integrated Care, LLC ("WIC"), a managed care organization; and (c) Westcap Insurance Services, LLC ("Westcap"), a managing general agent based in California.

The accompanying condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934, as amended. Accordingly, they do not contain all of the information included in the Company's annual consolidated financial statements and notes. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position and results of operations for the periods presented have been included. Although management believes the disclosures and information presented are adequate, these interim condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

The Company tests for goodwill impairment at the reporting unit level during the fourth quarter of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. The declining share price of the Company’s stock has caused the market capitalization to fall below the book value as of September 30, 2022. As a result of the decrease in share price, the Company performed an interim impairment analysis at September 30, 2022 and concluded that no impairment relating to goodwill existed as of September 30, 2022.

Accounting pronouncements

Recently adopted policies

In January 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323 and Topic 815 ("ASU 2020-01"). This update addresses the accounting for certain equity securities upon the application or discontinuation of the equity method of accounting. Further, the update addresses scope considerations for forward contracts and purchased options on certain securities. ASU 2020-01 is effective for annual periods beginning after December 15, 2021, including interim periods thereafter. The Company adopted this standard effective January 1, 2022. Adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments ("ASU 2020-03"). This update represents changes to clarify and improve the codification to allow for easier application by eliminating inconsistencies and providing clarification on items such as (i) the application of fair value option disclosures; (ii) the accounting for fees related to modifications of debt; and (iii) aligning the contractual term of a net investment in a lease in accordance with ASC Topic 326, Financial Instruments - Credit Losses, and the lease term determined in accordance with ASC Topic 842, Leases. The Company adopted items (i) and (ii) effective January 1, 2020 and will adopt item (iii) on January 1, 2023. Adoption of this standard has not had, and is not expected to have, a material impact on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This update requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Additionally, credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which the fair value is below the amortized cost. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2023. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

Note 2. Acquisitions
Western Integrated Care

Effective July 6, 2021, Trean Corp acquired 100% ownership of WIC for a total purchase price of $5,500, which includes $1,500 that is contingent on WIC's future earnings, as defined in the agreement. WIC is a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment. The Company recorded $1,501 of goodwill and intangible assets of $3,624 associated with the business combination. The Company made an earn-out payment of $750 during the three months ended September 30, 2022.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$56,899	$—	$—	$56,899
Foreign governments	—	392	—	392
States, territories and possessions	—	14,380	—	14,380
Political subdivisions of states territories and possessions	—	33,863	—	33,863
Special revenue and special assessment obligations	—	103,318	—	103,318
Industrial and public utilities	—	118,252	—	118,252
Commercial mortgage-backed securities	—	123,478	—	123,478
Residential mortgage-backed securities	—	24,171	—	24,171
Other loan-backed securities	—	50,339	—	50,339
Hybrid securities	—	5,026	—	5,026
Total fixed maturities	56,899	473,219	—	530,118
Equity securities	12,180	23,116	—	35,296
Total investments	$69,079	$496,335	$—	$565,414

Embedded derivatives on funds held under reinsurance agreements	$(2,103)	$(14,474)	$—	$(16,577)
Interest rate cap agreement	—	173	—	173
Debt	—	79,700	—	79,700

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$2,392	$39,042	$—	$41,434
Foreign governments	—	2,490	—	2,490
States, territories and possessions	—	10,766	—	10,766
Political subdivisions of states, territories and possessions	—	40,002	—	40,002
Special revenue and special assessment obligations	—	95,991	—	95,991
Industrial and public utilities	—	103,257	—	103,257
Commercial mortgage-backed securities	—	118,218	—	118,218
Residential mortgage-backed securities	—	17,368	—	17,368
Other loan-backed securities	—	41,425	—	41,425
Hybrid securities	—	110	—	110
Total fixed maturities	2,392	468,669	—	471,061
Equity securities	—	969	—	969
Total investments	$2,392	$469,638	$—	$472,030

Embedded derivatives on funds held under reinsurance agreements	$(4)	$275	$—	$271
Debt	—	30,938	—	30,938

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

Interest rate cap agreement: The Company entered into an interest cap agreement to hedge cash flows associated with interest rate fluctuations on variable rate debt. The fair value of the interest rate cap agreement is based on the terms of the agreement and commonly quoted data for forward interest rate curves and an implied market volatility. The Company also assessed the significance of credit valuation adjustments to appropriately reflect the respective nonperformance risk in the fair value measurement and determined the credit valuation adjustment is not significant to the overall valuation of the interest rate cap.

Debt: The Company holds debt related to its secured credit facility and surplus notes. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt.

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

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's fixed maturities investments are as follows:

	September 30, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$59,974	$14	$(3,089)	$56,899
Foreign governments	400	—	(8)	392
States, territories and possessions	16,088	—	(1,708)	14,380
Political subdivisions of states, territories and possessions	38,614	1	(4,752)	33,863
Special revenue and special assessment obligations	116,311	5	(12,998)	103,318
Industrial and public utilities	125,572	—	(7,320)	118,252
Commercial mortgage-backed securities	141,552	20	(18,094)	123,478
Residential mortgage-backed securities	25,769	16	(1,614)	24,171
Other loan-backed securities	51,857	—	(1,518)	50,339
Hybrid securities	5,798	—	(772)	5,026
Total fixed maturities available for sale	$581,935	$56	$(51,873)	$530,118

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$113	$(169)	$41,434
Foreign governments	2,500	—	(10)	2,490
States, territories and possessions	10,593	189	(16)	10,766
Political subdivisions of states, territories and possessions	39,170	975	(143)	40,002
Special revenue and special assessment obligations	93,664	2,920	(593)	95,991
Industrial and public utilities	100,774	2,835	(352)	103,257
Commercial mortgage-backed securities	119,378	591	(1,751)	118,218
Residential mortgage-backed securities	16,549	843	(24)	17,368
Other loan-backed securities	41,236	248	(59)	41,425
Hybrid securities	105	5	—	110
Total fixed maturities available for sale	$465,459	$8,719	$(3,117)	$471,061

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$47,377	$(2,691)	$4,623	$(398)	$52,000	$(3,089)
Foreign governments	392	(8)	—	—	392	(8)
States, territories and possessions	14,150	(1,612)	229	(96)	14,379	(1,708)
Political subdivisions of states, territories and possessions	27,617	(3,574)	5,725	(1,178)	33,342	(4,752)
Special revenue and special assessment obligations	86,592	(8,560)	15,668	(4,438)	102,260	(12,998)
Industrial and public utilities	107,179	(5,541)	11,074	(1,779)	118,253	(7,320)
Commercial mortgage-backed securities	72,893	(7,836)	44,600	(10,258)	117,493	(18,094)
Residential mortgage-backed securities	19,794	(1,551)	1,437	(63)	21,231	(1,614)
Other loan-backed securities	46,109	(1,316)	4,231	(202)	50,340	(1,518)
Hybrid securities	5,026	(772)	—	—	5,026	(772)
Total fixed maturities	$427,129	$(33,461)	$87,587	$(18,412)	$514,716	$(51,873)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$26,935	$(168)	$23	$(1)	$26,958	$(169)
Foreign governments	2,490	(10)	—	—	2,490	(10)
States, territories and possessions	935	(16)	—	—	935	(16)
Political subdivisions of states, territories and possessions	11,115	(143)	—	—	11,115	(143)
Special revenue and special assessment obligations	29,917	(593)	—	—	29,917	(593)
Industrial and public utilities	24,042	(286)	1,058	(66)	25,100	(352)
Commercial mortgage-backed securities	80,126	(1,565)	6,212	(186)	86,338	(1,751)
Residential mortgage-backed securities	4,539	(24)	—	—	4,539	(24)
Other loan-backed securities	20,153	(36)	2,477	(23)	22,630	(59)
Hybrid securities	—	—	—	—	—	—
Total fixed maturities	$200,252	$(2,841)	$9,770	$(276)	$210,022	$(3,117)

The unrealized losses on the Company’s available for sale securities as of September 30, 2022 and December 31, 2021 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of September 30, 2022, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$31,666	$31,433
Due after one year but before five years	162,478	153,776
Due after five years but before ten years	96,488	86,189
Due after ten years	72,125	60,732
Commercial mortgage-backed securities	141,552	123,478
Residential mortgage-backed securities	25,769	24,171
Other loan-backed securities	51,857	50,339
Total	$581,935	$530,118

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities:
Gains	$21	$52	$134	$150
Losses	—	—	(1,194)	(75)
Total fixed maturities	21	52	(1,060)	75
Funds held investments:
Gains	—	110	19	110
Losses	(12)	(1)	(29)	(1)
Total funds held investments	(12)	109	(10)	109
Equity securities:
Equity method investments:
Gains	—	—	1,400	—
Losses	—	(112)	(19)	(112)
Total equity securities	—	(112)	1,381	(112)
Total net realized gains	$9	$49	$311	$72

Net investment income consists of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed maturities	$2,628	$1,597	$6,189	$4,734
Income on funds held investments	953	585	2,395	1,783
Equity securities	421	5	1,031	41
Unrealized losses on equity securities	(1,101)	—	(4,542)	—
Interest earned on cash and short-term investments	50	—	63	4
Net investment income	$2,951	$2,187	$5,136	$6,562

Net realized and unrealized gains (losses) on equity securities recognized during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity securities:
Net realized gains (losses) on sales of equity securities	$—	$(112)	$1,381	$(112)
Change in net unrealized gains (losses) of equity securities still held as of September 30, 2022 and 2021	(1,101)	(6)	(4,542)	11
Net realized and unrealized gains (losses) on equity securities	$(1,101)	$(118)	$(3,161)	$(101)

Embedded derivatives

The Company enters into funds held contracts under reinsurance agreements, which create embedded derivatives that are measured at fair value. The embedded derivatives within the Company's funds held under reinsurance agreements relate to a total return swap on the underlying investments. These embedded derivatives had no impact on total operating, investing, and financing activities as presented on the Company’s condensed consolidated statements of cash flows during the nine months ended September 30, 2022 and 2021. Total funds held under reinsurance agreements include the following:

	September 30, 2022	December 31, 2021
Funds held under reinsurance agreements, at cost	$221,405	$199,139
Embedded derivatives, at fair value	(16,577)	271
Total funds held under reinsurance agreements	$204,828	$199,410

Gains (losses) on embedded derivatives consists of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Change in fair value of embedded derivatives	$5,812	$573	$16,848	$3,761
Effect of net investment income on funds held investments	(953)	(585)	(2,395)	(1,783)
Effect of realized losses (gains) on funds held investments	12	(109)	10	(109)
Total gains (losses) on embedded derivatives	$4,871	$(121)	$14,463	$1,869

Note 5. Equity Method Investments

On January 3, 2020, the Company sold 15% of its previous 25% ownership in Trean Intermediaries ("TRI") for cash proceeds of $3,000, resulting in a remaining ownership interest of 10%. The Company sold all of its remaining ownership interest in TRI during the third quarter of 2021 for $1,888, resulting in a realized loss of $112, which was included in net realized gains (losses) on the consolidated statements of operations for the three and nine months ended September 30, 2021. The sale agreement included an earn-out that would increase the amount received based on TRI's future performance. The Company received an earn-out payment of $1,400, which was included in net realized gains (losses) on the consolidated statements of operations for the nine months ended September 30, 2022.

The Company recorded $0 and $50 of revenue for the three months ended September 30, 2022 and 2021, respectively, and $100 and $150 of revenue for the nine months ended September 30, 2022 and 2021, respectively, for consulting services provided to TRI.

Note 6. Debt
Debt consisted of the following:

	September 30, 2022			December 31, 2021
	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
Secured credit facility	$29,700	$(449)	$29,251	$30,938	$(576)	$30,362
Surplus notes	50,000	(1,792)	48,208	—	—	—
Total debt	$79,700	$(2,241)	$77,459	$30,938	$(576)	$30,362

Secured Credit Facility

In July 2020, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") that, among other things, extended the Company's credit facility for a period of five years through May 26, 2025, and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000 at the time of closing. The outstanding principal balance of the loan is to be repaid in quarterly installments, which escalate from $206 to $825. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

On May 6, 2022, the Company entered into a First Amendment to the Credit Agreement to, among other things, facilitate the approval of certain internal distributions among the Company and certain of its subsidiaries as part of the Company’s overall capital management strategy.

On September 28, 2022, the Company entered into a Second Amendment to the new Credit Agreement that, among other things, replaced LIBOR as the benchmark rate with Term SOFR (as defined in the Credit Agreement), reduced the applicable margin under the Credit Agreement on Eurodollar loans from 4.50% to 3.50% and on ABR loans from 3.50% to 2.50%, and converted all extant Eurodollar loans under the Credit Agreement to Term SOFR loans. The variable interest rate plus applicable margin was 6.76% and 4.64% as of September 30, 2022 and December 31, 2021, respectively.

During the three months ended September 30, 2022 and 2021, the Company recorded interest expense of $563 and $419, respectively, on its credit facility including amortization of debt issuance costs. During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $1,438 and $1,271, respectively, on its credit facility including amortization of debt issuance costs.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of September 30, 2022.

Interest Rate Cap Agreement

In September 2022, the Company entered into an interest rate cap agreement that became effective September 30, 2022, to hedge cash flows associated with interest rate fluctuations on its secured credit facility, with a termination date of May 31, 2024 ("Interest Rate Cap Agreement"). The Interest Rate Cap Agreement has a notional amount of $29,700 that effectively converted the outstanding balance of the secured credit facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month SOFR plus the applicable margin (as provided by the secured credit facility) to a one-month SOFR interest rate, capped at 5.00%, plus the applicable margin. The notional amount of the Interest Rate Cap Agreement decreases quarterly in proportion to the quarterly principal payments on the secured credit facility. The Interest Rate Cap Agreement is designated as a cash flow hedge and the change in fair value is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense in the period when the hedged forecasted interest payments affect earnings. The Company paid a fixed amount of $173 for the Interest Rate Cap Agreement.

Surplus Notes

On August 24, 2022, Benchmark, a subsidiary of the Company, issued $50,000 in aggregate principal amount of Benchmark’s 6.75% surplus notes due 2042 (the “Surplus Notes”) in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the issuance of the Surplus Notes, Benchmark entered into a fiscal agency agreement, dated as of August 24, 2022 (the “Fiscal Agency Agreement”), with The Bank of New York Mellon, as fiscal agent, paying agent, registrar and transfer agent, providing for the terms of the Surplus Notes.

The Surplus Notes are unsecured, subordinated debt obligations of the Company and are reflected as debt on the condensed consolidated balance sheets of the Company. All principal and interest payments on the Surplus Notes are subject to prior approval by the Commissioner of the Kansas Insurance Department. Interest on the Surplus Notes accrues at the rate of 6.75% per year, and is payable quarterly in arrears on February 24, May 24, August 24 and November 24 of each year, commencing on November 24, 2022.

The Surplus Notes may be redeemed after 10 years, in full or in part, for 100% of the principal amount plus accrued but unpaid interest, and the Company may at any time repurchase Surplus Notes from the underlying holders thereof on the open market, after which such Surplus Notes will be cancelled and not re-issued. In addition, the Surplus Notes may be redeemed before August 24, 2032 upon the occurrence of certain changes in applicable tax laws or regulations that would require the Company to pay additional amounts necessary to reimburse the noteholders for new or changed withholding or deduction obligations.

In addition, pursuant to the Fiscal Agency Agreement, the Company made certain customary representations and warranties and made certain customary covenants. The covenants, among other things, (i) prevent Benchmark from incurring indebtedness exceeding 35% of its total surplus (as set forth in its statutory financial statements, and including the Surplus Notes), and restrict Benchmark’s ability to pay dividends to the Company if such ratio were to exceed 35% or would exceed 35% as a result of such payment; (ii) limit Benchmark’s ability to engage in a merger, sale or consolidation and require it to preserve its corporate existence; and (iii) require it to provide certain financial information and insurance regulatory filings to the noteholders. All of these covenants are subject to a number of important exceptions, limitations and qualifications. Notwithstanding the foregoing, noteholders do not have the right to declare the Surplus Notes to immediately mature or otherwise become immediately payable as a result of any breach of Benchmark’s covenants or under any other circumstances. Benchmark’s obligations under the Surplus Notes will only be accelerated in the event that any state or federal agency were to obtain an order or grant approval for the rehabilitation, liquidation, conservation or dissolution of Benchmark.

During the three and nine months ended September 30, 2022, the Company recorded interest expense of $368 on its Surplus Notes including amortization of debt issuance costs.

Note 7. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative, and consulting and other fee-based revenue. The following table presents the revenues recognized from contracts with customers included in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Brokerage	$1,581	$1,989	$5,396	$6,214
Managing general agent fees	83	88	251	407
Third-party administrator fees	266	437	838	1,191
Consulting and other fee-based revenue	210	285	660	871
Total revenue from contracts with customers	$2,140	$2,799	$7,145	$8,683

The Company did not have any contract liabilities as of September 30, 2022 or December 31, 2021. The following table provides information related to the contract assets from contracts with customers. Contract assets are included within other assets on the condensed consolidated balance sheets.

	September 30, 2022	December 31, 2021
Contract assets	$4,878	$3,353

Note 8. Income Taxes
Income tax expense for interim periods is measured using an estimated effective income tax rate for the annual period. The Company's effective tax rate was 21.0% for the three and nine months ended months ended September 30, 2022.

The Company’s effective tax rate was 24.2% and 22.0% for the three and nine months ended September 30, 2021, respectively, which differed from the statutory rate primarily due the impact of recording the Company's 2020 tax return accrual to return true-up in the third quarter of 2021.

Note 9. Liability for Unpaid Losses and Loss Adjustment Expense
The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unpaid losses and LAE reserves at beginning of period	$577,686	$502,560	$544,320	$457,817
Less losses ceded through reinsurance	(379,274)	(358,601)	(369,008)	(335,655)
Net unpaid losses and LAE at beginning of period	198,412	143,959	175,312	122,162
Incurred losses and LAE related to:
Current period	45,673	32,947	126,545	88,032
Prior period	(26)	(818)	(818)	(1,297)
Total incurred losses and LAE	45,647	32,129	125,727	86,735
Paid losses and LAE, net of reinsurance, related to:
Current period	19,570	12,638	41,268	25,111
Prior period	12,859	7,092	48,141	27,428
Total paid losses and LAE	32,429	19,730	89,409	52,539
Net unpaid losses and LAE at end of period	211,630	156,358	211,630	156,358
Plus losses ceded through reinsurance	367,121	354,434	367,121	354,434
Unpaid losses and LAE reserves at end of period	$578,751	$510,792	$578,751	$510,792

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and LAE decreased by approximately $26 and $818 for the three and nine months ended September 30, 2022, respectively, and $818 and $1,297 for the three and nine months ended September 30, 2021, respectively.

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

A summary of the impact of ceded reinsurance on premiums written and premiums earned is as follows:

	Three Months Ended September 30,
	2022				2021
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$160,505	$1,678	$(93,790)	$68,393	$175,516	$2,108	$(114,374)	$63,250
Earned premiums	158,643	2,479	(89,741)	71,381	146,170	2,976	(97,191)	51,955

	Nine Months Ended September 30,
	2022				2021
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Written premiums	$470,391	$7,384	$(265,234)	$212,541	$473,463	$7,442	$(305,164)	$175,741
Earned premiums	469,403	7,400	(275,235)	201,568	408,936	7,133	(275,037)	141,032

Note 11. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at its inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Some of the Company's leases include options to extend the term, which are only included in the lease liability and right-of-use asset calculation when it is reasonably certain the Company will exercise an option. The Company's leases have remaining terms ranging from one month to 57 months, some of which have options to extend the lease for up to an additional 60 months. As of September 30, 2022, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the three months ended September 30, 2022 was $615, inclusive of $17 in variable lease expense. Total lease expense for the three months ended September 30, 2021 was $626, inclusive of $29 in variable lease expense. The Company also sublets some of its leased office space and recorded $27 and $33 of sublease income for the three months ended September 30, 2022 and 2021, respectively, which is included in other income on the condensed consolidated statements of operations.

Total lease expense for the nine months ended September 30, 2022 was $1,855, inclusive of $68 in variable lease expense. Total lease expense for the nine months ended September 30, 2021 was $1,831, inclusive of $56 in variable lease expense. The Company also sublets some of its leased office space and recorded $70 and $74 of sublease income for the nine months ended September 30, 2022 and 2021, respectively, which is included in other income on the condensed consolidated statement of operations.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	September 30, 2022	December 31, 2021
Right of use asset	$3,292	$4,530
Lease liability	$3,629	$4,976
Weighted average remaining lease term	1.95 years	2.42 years
Weighted average discount rate	6.04%	6.33%

Future maturities of lease liabilities as of September 30, 2022 are as follows:

Operating Leases
2022	$621
2023	1,940
2024	1,064
2025	164
2026	44
Thereafter	2
Total lease payments	3,835
Less: imputed interest	(206)
Total lease liabilities	$3,629

Note 12. Equity
Common Stock

The Company currently has authorized 600,000,000 shares of common stock with a par value of $0.01. As of September 30, 2022 and December 31, 2021, there were 51,220,485 and 51,176,887 shares of common stock issued and outstanding, respectively.

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

The following table presents the calculation of basic and diluted EPS of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income — basic and diluted	$7,574	$6,518	$25,405	$18,086

Weighted average number of shares outstanding — basic	51,216,869	51,171,416	51,197,296	51,157,726
Effect of dilutive securities:
Restricted stock units	136	—	186	14,876
Dilutive shares	136	—	186	14,876
Weighted average number of shares outstanding — diluted	51,217,005	51,171,416	51,197,482	51,172,602

Earnings per share:
Basic	$0.15	$0.13	$0.50	$0.35
Diluted	$0.15	$0.13	$0.50	$0.35

At September 30, 2022 and September 30, 2021, there were restricted stock units and stock options outstanding totaling 561,537 and 396,044, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

Note 14. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss) for unrealized gains and losses on available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$(25,789)	$8,470	$4,384	$13,426
Other comprehensive loss, net of tax:
Unrealized investment losses:
Unrealized investment losses arising during the period	(19,059)	(2,419)	(58,333)	(8,670)
Income tax benefit	(3,996)	(508)	(12,243)	(1,821)
Unrealized investment losses, net of tax	(15,063)	(1,911)	(46,090)	(6,849)
Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains (losses)	21	49	(1,060)	72
Income tax expense (benefit)	4	10	(223)	15
Total reclassifications included in net income, net of tax	17	39	(837)	57
Other comprehensive loss	(15,080)	(1,950)	(45,253)	(6,906)
Balance at end of period	$(40,869)	$6,520	$(40,869)	$6,520

Note 15. Stock Compensation
As of September 30, 2022, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors, and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and to attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Compensation, Nominating, and Corporate Governance Committee of the Company's board of directors and provides for the issuance of up to 5,058,085 shares of the Company's common stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards, or any combination of the foregoing.

Stock Options

Stock compensation expense related to stock option awards was $53 and $49 for the three months ended September 30, 2022 and 2021, respectively, and $149 and $118 for the nine months ended September 30, 2022 and 2021, respectively. Actual forfeitures are recognized as they occur.

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

A summary of the status of the Company's stock option activity as of September 30, 2022 and changes during the nine-month period then ended are as follows:

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contract Term
Balance outstanding, December 31, 2021	120,187	$16.06
Granted	64,694	$7.04
Forfeited or cancelled	(20,158)	$14.76
Balance outstanding, September 30, 2022	164,723	$12.68	$—	8.59 years
Balance vested and exercisable, September 30, 2022	53,956	$15.68	$—	7.98 years

The weighted average grant-date fair value of options granted in the nine months ended September 30, 2022 and 2021 was $2.30 and $5.49, respectively. As of September 30, 2022, total unrecognized compensation cost related to stock options was $304 and is expected to be recognized over a weighted average period of approximately 1.0 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $407 and $419 for the three months ended September 30, 2022 and 2021, respectively, and $870 and $980 for the nine months ended September 30, 2022 and 2021, respectively. Actual forfeitures are recognized as they occur. As of September 30, 2022, there was $2,453 of total unrecognized compensation cost related to non-vested restricted stock unit grants, which is expected to be recognized over a weighted average life of 1.7 years. The total fair value of restricted stock units vested during the three and nine months ended September 30, 2022 was $113 and $257, respectively, and $342 and $478 during the three and nine months ended September 30, 2021.

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

A summary of the status of the Company’s non-vested restricted stock unit activity as of September 30, 2022 and changes during the nine-month period then ended is as follows:

	RSUs		MSUs		PSUs		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2021	117,109	$15.53	50,861	$13.92	101,748	$17.50	269,718	$15.97
Granted	97,808	$6.67	64,709	$6.04	64,693	$7.04	227,210	$6.60
Vested	(48,236)	$15.05	—	$—	—	$—	(48,236)	$15.05
Forfeited or cancelled	(17,129)	$13.43	(9,854)	$11.67	(16,895)	$15.76	(43,878)	$13.93
Non-vested outstanding, September 30, 2022	149,552	$10.13	105,716	$9.31	149,546	$13.17	404,814	$11.04

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2022 is qualified by reference to and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included herein and the audited consolidated financial statements and notes included in our 2021 Form 10-K. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations, and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in Item 1A — "Risk Factors" in our 2021 Form 10-K. Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial performance or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "would," "potential," or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements are based on management’s current expectations and assumptions about future events. These statements are only predictions and are not guarantees of future performance. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements if the underlying assumptions prove to be incorrect or as a result of risks, uncertainties, and other factors, including the impact of the COVID-19 pandemic, inflationary pressures and other macroeconomic factors on the business and operations of the Company, our program partners and other business relations. Other factors that may cause such differences include the risks described in the Company’s filings with the U.S. Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date on which they are made. Except as required by applicable securities laws, the Company disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, changes in assumptions or otherwise. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this press release or in other filings and public statements of the Company.

The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and assumptions, which in many cases are beyond our control, as described in "Item 1A — Risk Factors" in our 2021 Form 10-K and in this Quarterly Report on Form 10-Q. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in the future that could have material effects on our business, operations, and financial condition. We cannot assure you that the results, events, and circumstances reflected in the forward looking statements reflected in this Quarterly Report on Form 10-Q and our other public statements and securities filings will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward looking statements.

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

Coronavirus ("COVID-19") Impact

We are monitoring the ongoing COVID-19 pandemic on our business, including how it may impact our premium revenue, loss experience and loss expense, liquidity, and our regulatory capital and surplus, and operations. Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic, including resulting inflationary pressures and other macroeconomic factors on the business and operations of the Company, has adversely impacted both the domestic and foreign economies and could still have a materially adverse impact on the Company.

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

Premium Revenue, Claims and Losses

We have not experienced a material impact to our premium revenue as a result of the COVID-19 pandemic. During the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, gross written premiums decreased by (0.7)% and net earned premiums increased by 42.9%. The decrease in gross written premiums was driven by the Company’s continued focus on maintaining underwriting discipline in an unusually competitive environment. The increase in net earned premiums was primarily driven by increased retention in our existing Program Partner business. Because a majority of our gross written premiums are related to workers’ compensation insurance, revenue trends could be impacted in future periods if the COVID-19 pandemic were to continue or significantly get worse. However, a significant portion of our workers’ compensation premiums are pay-as-you-go programs, which reduces our downside risk from future premium audits or refunds.

We also have not experienced a material impact in our reported claims or incurred losses in the first nine months of 2022 as a specific result of the COVID-19 pandemic.

Investment Portfolio

With respect to our investment portfolio, we seek to hold a high-quality, diversified portfolio of investments, which are primarily in fixed maturity and available-for-sale investments and, as such, our investment portfolio has limited exposure to equity market volatility. For the nine months ended September 30, 2022, we experienced a decrease of $58,333 in the fair value of our fixed maturities investment portfolio. The decline in the fair value of our fixed maturity investments is primarily attributable to the recent rise in interest rates driven primarily by changing conditions in the financial markets as compared to the comparatively lower rates that prevailed during the initial part of the COVID-19 pandemic in 2020 and 2021, rather than underlying credit risk within our investment portfolio. If there were to be continued equity and debt financial market volatility, which in turn could create mark-to-market investment valuation decreases, we expect there could be additional or increased unrealized losses recorded or realized losses, if sold, in future reporting periods. However, given the conservative nature of our investment portfolio, we expect that any adverse impact on the value of our investment portfolio, as it relates to COVID-19, will be temporary, and we do not expect a long-term negative impact on our financial condition, results of operations or cash flows.

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

•frequency of claims associated with the particular types of insurance contracts that we write;
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

Interest expense: Interest expense consists primarily of interest paid on our Secured Credit Facility and Surplus Notes (See "Financial Condition, Liquidity and capital resources — Debt and Credit Agreements").
Other income: Other income consists primarily of sublease revenue and other miscellaneous income items.

Key Metrics

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized gains or losses, intangible asset amortization, noncash stock compensation, noncash changes in fair value of embedded derivatives, interest expense, other revenue, and other income and expenses. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

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

Adjusted return on tangible equity is a non-GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible stockholders' equity during the period. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted return on tangible equity to return on equity in accordance with GAAP.

Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2022 Compared to September 30, 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$162,183	$177,624	$(15,441)	(8.7)%
Increase in gross unearned premiums	(1,061)	(28,478)	27,417	(96.3)%
Gross earned premiums	161,122	149,146	11,976	8.0%
Ceded earned premiums	(89,741)	(97,191)	7,450	(7.7)%
Net earned premiums	71,381	51,955	19,426	37.4%
Net investment income	2,951	2,187	764	34.9%
Net realized gains	9	49	(40)	(81.6)%
Other revenue	2,140	2,799	(659)	(23.5)%
Total revenue	76,481	56,990	19,491	34.2%
Expenses
Losses and loss adjustment expenses	45,647	32,129	13,518	42.1%
General and administrative expenses	23,256	13,788	9,468	68.7%
Intangible asset amortization	1,499	1,499	—	—%
Noncash stock compensation	460	468	(8)	(1.7)%
Interest expense	931	419	512	122.2%
Total expenses	71,793	48,303	23,490	48.6%
Gains (losses) on embedded derivatives	4,871	(121)	4,992	NM
Other income	29	35	(6)	(17.1)%
Income before taxes	9,588	8,601	987	11.5%
Income tax expense	2,014	2,083	(69)	(3.3)%
Net income	$7,574	$6,518	$1,056	16.2%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Three Months Ended September 30,
(in thousands, except for percentages)	2022	2021
Key metrics:
Underwriting income(1)	$2,478	$6,038
Adjusted net income(1)	$5,455	$7,678
Loss ratio	63.9%	61.8%
Expense ratio	32.6%	26.5%
Combined ratio	96.5%	88.3%
Return on equity	7.5%	6.2%
Adjusted return on equity(1)	5.4%	7.3%
Return on tangible equity(1)	15.5%	12.7%
Adjusted return on tangible equity(1)	11.2%	15.0%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

The table below shows the total premiums earned on a gross and net basis for the respective three-month periods:

	Three Months Ended September 30,		Change	Percentage Change
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$162,183	$177,624	$(15,441)	(8.7)%
Increase in gross unearned premiums	(1,061)	(28,478)	27,417	(96.3)%
Gross earned premiums	161,122	149,146	11,976	8.0%
Ceded earned premiums	(89,741)	(97,191)	7,450	(7.7)%
Net earned premiums	$71,381	$51,955	$19,426	37.4%

Gross written premiums: Gross written premiums decreased $15,441, or 8.7%, to $162,183 for the three months ended September 30, 2022, compared to $177,624 for the three months ended September 30, 2021. The decrease was primarily driven by the Company’s termination of an underwriting partner in a higher-risk segment at the end of the third quarter of 2021 as the Company focuses on maintaining underwriting discipline in a highly competitive environment.

Workers' compensation represented 54.9% of our gross written premiums for the three months ended September 30, 2022, compared to 54.3% for the three months ended September 30, 2021. For the three months ended September 30, 2022, gross written premiums for workers' compensation decreased by $7,389, or 7.7%, compared to the same period in 2021, reflecting the intentional decrease in California business that resulted from the Company's measures undertaken to exit certain unfavorable risks in 2021 in keeping with our overall strategy to prioritize underwriting discipline, coupled with a recent highly competitive market.

All other non-workers' compensation liability represented 45.1% of our gross written premiums for the three months ended September 30, 2022, compared to 45.7% for the three months ended September 30, 2021. For the three months ended September 30, 2022, gross written premiums for all other non-workers' compensation liability decreased $8,052, or 9.9%, compared to the same period in 2021. The decrease is due primarily to a decline in our other liability line of business, partially offset by growth in our accident & health, commercial and commercial auto lines, a result of continued line of business diversification.

Gross earned premiums: Gross earned premiums increased $11,976, or 8.0%, to $161,122 for the three months ended September 30, 2022, compared to $149,146 for the three months ended September 30, 2021. The increase in gross earned premiums reflects the change in the increase in gross unearned premiums of $27,417 net of a decrease in gross written premiums of $15,441. Gross earned premiums as a percentage of gross written premiums increased to 99.3% for the three months ended September 30, 2022, compared to 84.0% for the three months ended September 30, 2021.

Ceded earned premiums: Ceded earned premiums decreased $7,450, or 7.7%, to $89,741 for the three months ended September 30, 2022, compared to $97,191 for the three months ended September 30, 2021. The decrease in ceded earned premiums is primarily driven by an increase in our retention, partially offset by the growth in gross earned premiums as described above. Ceded earned premiums as a percentage of gross earned premiums decreased to 55.7% for the three months ended September 30, 2022, compared to 65.2% for the three months ended September 30, 2021, reflecting the Company's strategic decision to retain more gross written premiums.

Net earned premiums: Net earned premiums increased $19,426, or 37.4%, to $71,381 for the three months ended September 30, 2022, compared to $51,955 for the three months ended September 30, 2021. The increase is primarily due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income (loss): Net investment income increased $764, or 34.9%, to $2,951 for the three months ended September 30, 2022, compared to $2,187 for the three months ended September 30, 2021. The increase reflects the investment of the surplus notes proceeds and the reinvestment of funds from lower yielding maturities into higher yielding investments due to higher interest rates. The increase was partially offset by the unrealized losses on equity securities of $1,101. During the first quarter of 2022, we purchased high-yield equity securities, which we believe will improve the yield on our portfolio.

Net realized gains: Net realized gains were $9 for the three months ended September 30, 2022, compared to $49 for the three months ended September 30, 2021.

Other revenue: Other revenue decreased $659, or 23.5%, to $2,140 for the three months ended September 30, 2022, compared to $2,799 for the three months ended September 30, 2021. The decrease is primarily driven by a decrease in brokerage revenue of $408 primarily due to lower placement fees reflecting the Company's increase in retention year over year.

Losses and loss adjustment expenses: Losses and LAE increased $13,518, or 42.1%, to $45,647 for the three months ended September 30, 2022, compared to $32,129 for the three months ended September 30, 2021. The increase is primarily attributable to the growth in earned premiums and increased retention during the three months ended September 30, 2022. This resulted in a loss ratio of 63.9% for the three months ended September 30, 2022 compared to 61.8% for the three months ended September 30, 2021.

General and administrative expenses: General and administrative expenses increased $9,468, or 68.7%, to $23,256 for the three months ended September 30, 2022, compared to $13,788 for the three months ended September 30, 2021. The expense ratio was 32.6% for the three months ended September 30, 2022, compared to 26.5% for the three months ended September 30, 2021.

The table below shows the components of general and administrative expenses for the respective three-month periods:

	Three Months Ended September 30,
	2022	2021	Change
Direct commissions	$28,650	$27,594	$1,056
Ceding commissions	(23,916)	(31,655)	7,739
Net commissions	4,734	(4,061)	8,795
Insurance-related expenses	6,038	5,371	667
General and administrative operating expenses	12,484	12,478	6
Total general and administrative expenses	$23,256	$13,788	$9,468

General and administrative expenses — % of gross written premiums	7.7%	7.0%
Retention rate (1)	44.3%	34.8%
Direct commission rate (2)	17.8%	18.5%
Ceding commission rate (3)	26.7%	32.6%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $1,056 primarily due to an increase in gross earned premiums. Ceding commissions decreased $7,739 primarily due to an increase in retention. Insurance-related expenses increased $667 primarily as a result of an increase in gross earned premiums. General and administrative operating expenses increased $6.

Intangible asset amortization: Intangible asset amortization was $1,499 for the three months ended September 30, 2022, compared to $1,499 for the three months ended September 30, 2021.

Noncash stock compensation: Noncash stock compensation was $460 for the three months ended September 30, 2022, compared with $468 for the three months ended September 30, 2021. Expenses incurred during both periods relate to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan recognized over the requisite service periods.

Gains (losses) on embedded derivatives:
The table below shows the components of gains (losses) on embedded derivatives for the respective three-month periods:

	Three Months Ended September 30,
	2022	2021	Change
Change in fair value of embedded derivatives	$5,812	$573	$5,239
Effect of net investment income on funds held investments	(953)	(585)	(368)
Effect of realized losses (gains) on funds held investments	12	(109)	121
Total gains (losses) on embedded derivatives	$4,871	$(121)	$4,992

Gains on embedded derivatives increased $4,992 to $4,871 for the three months ended September 30, 2022, compared to a loss of $121 for the three months ended September 30, 2021. The gain reflected an increase in the fair value of embedded derivatives of $5,239, the effect of investment income on funds held investments of $368 and the effect of realized losses on funds held investments of $121. The increase in fair value of the embedded derivatives resulted primarily from the increase in interest rates between periods, which has reduced the fair value of the underlying funds held under reinsurance agreements.

Income tax expense: Income tax expense was $2,014 for the three months ended September 30, 2022, which resulted in an effective tax rate of 21.0%. The effective tax rate equaled the statutory rate of 21% since the impact of state taxes were offset by the impact of tax-exempt municipal income on the Company's investments. For the three months ended September 30, 2021, income tax expense was $2,083, which resulted in an effective tax rate of 24.2%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of recording our 2020 tax return accrual to return true-up in the third quarter of 2021.

Owned MGAs and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	Three Months Ended September 30, 2022
	Owned MGAs	Program Partner	Total
Gross written premiums	$58,567	$103,616	$162,183
Increase in gross unearned premiums	2,627	(3,688)	(1,061)
Gross earned premiums	61,194	99,928	161,122
Ceded earned premiums	(20,454)	(69,287)	(89,741)
Net earned premiums	$40,740	$30,641	$71,381

We utilize both quota share and catastrophe excess of loss ("XOL") contracts in our reinsurance strategy for our Owned MGAs and Program Partners. For the three months ended September 30, 2022, the Company retained 66.6% of gross earned premiums for Owned MGAs, compared to 30.7% for Program Partners.

Consolidated Results of Operations for the Nine Months Ended September 30, 2022 Compared to September 30, 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change	Percentage Change (1)
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$477,775	$480,905	$(3,130)	(0.7)%
Increase in gross unearned premiums	(972)	(64,836)	63,864	(98.5)%
Gross earned premiums	476,803	416,069	60,734	14.6%
Ceded earned premiums	(275,235)	(275,037)	(198)	0.1%
Net earned premiums	201,568	141,032	60,536	42.9%
Net investment income	5,136	6,562	(1,426)	(21.7)%
Net realized gains	311	72	239	NM
Other revenue	7,145	8,683	(1,538)	(17.7)%
Total revenue	214,160	156,349	57,811	37.0%
Expenses
Losses and loss adjustment expenses	125,727	86,735	38,992	45.0%
General and administrative expenses	63,235	40,946	22,289	54.4%
Other expenses	268	845	(577)	(68.3)%
Intangible asset amortization	4,498	4,326	172	4.0%
Noncash stock compensation	1,019	1,098	(79)	(7.2)%
Interest expense	1,806	1,271	535	42.1%
Total expenses	196,553	135,221	61,332	45.4%
Gains on embedded derivatives	14,463	1,869	12,594	NM
Other income	76	191	(115)	(60.2)%
Income before taxes	32,146	23,188	8,958	38.6%
Income tax expense	6,741	5,102	1,639	32.1%
Net income	$25,405	$18,086	$7,319	40.5%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

	Nine Months Ended September 30,
(in thousands, except for percentages)	2022	2021
Key metrics:
Underwriting income(1)	$12,606	$13,351
Adjusted net income(1)	$19,305	$20,103
Loss ratio	62.4%	61.5%
Expense ratio	31.4%	29.0%
Combined ratio	93.8%	90.5%
Return on equity	8.2%	5.8%
Adjusted return on equity(1)	6.2%	6.4%
Return on tangible equity(1)	17.0%	12.1%
Adjusted return on tangible equity(1)	12.9%	13.4%

(1) This metric represents a non-GAAP financial measure. See 'Reconciliation of Non-GAAP Financial Measures' for a reconciliation of this metric to the applicable GAAP metric.

The table below shows the total premiums earned on a gross and net basis for the respective nine-month periods:

	Nine Months Ended September 30,		Change	Percentage Change
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$477,775	$480,905	$(3,130)	(0.7)%
Increase in gross unearned premiums	(972)	(64,836)	63,864	(98.5)%
Gross earned premiums	476,803	416,069	60,734	14.6%
Ceded earned premiums	(275,235)	(275,037)	(198)	0.1%
Net earned premiums	$201,568	$141,032	$60,536	42.9%

Gross written premiums: Gross written premiums decreased $3,130, or 0.7%, to $477,775 for the nine months ended September 30, 2022, compared to $480,905 for the nine months ended September 30, 2021. The decrease was primarily driven by the Company’s termination of an underwriting partner in a higher-risk segment at the end of the third quarter of 2021 as the Company focuses on maintaining underwriting discipline in a highly competitive environment.

Workers' compensation represented 58.3% of our gross written premiums for the nine months ended September 30, 2022, compared to 60.2% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, gross written premiums for workers' compensation decreased by $11,222, or 3.9%, compared to the same period in 2021, reflecting the intentional decrease in California business that resulted from the Company's measures undertaken to reduce certain unfavorable risks in 2021 in keeping with our overall strategy to prioritize underwriting discipline, coupled with a recent highly competitive market.

All other non-workers' compensation liability represented 41.7% of our gross written premiums for the nine months ended September 30, 2022, compared to 39.8% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, gross written premiums for all other non-workers' compensation liability increased $8,092, or 4.2%, compared to the same period in 2021. The increase is due primarily to growth in our accident & health, commercial, and commercial auto lines, partially offset by decreases in our other liability and homeowners lines, which is a result of continued line of business diversification.

Gross earned premiums: Gross earned premiums increased $60,734, or 14.6%, to $476,803 for the nine months ended September 30, 2022, compared to $416,069 for the nine months ended September 30, 2021. The increase in gross earned premiums reflects the change in the increase in gross unearned premiums of $63,864, slightly offset by a decrease in gross written premiums of $3,130. Gross earned premiums as a percentage of gross written premiums increased to 99.8% for the nine months ended September 30, 2022, compared to 86.5% for the nine months ended September 30, 2021.

Ceded earned premiums: Ceded earned premiums increased $198, or 0.1%, to $275,235 for the nine months ended September 30, 2022, compared to $275,037 for the nine months ended September 30, 2021. The slight increase in ceded earned premiums is primarily driven by the growth in gross earned premiums as described above, mostly offset by an increase in our retention. Ceded earned premiums as a percentage of gross earned premiums decreased to 57.7% for the nine months ended September 30, 2022, compared to 66.1% for the nine months ended September 30, 2021, reflecting the Company's strategic decision to retain more gross written premiums.

Net earned premiums: Net earned premiums increased $60,536, or 42.9%, to $201,568 for the nine months ended September 30, 2022, compared to $141,032 for the nine months ended September 30, 2021. The increase is primarily due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income: Net investment income decreased $1,426, or 21.7%, to $5,136 for the nine months ended September 30, 2022, compared to $6,562 for the nine months ended September 30, 2021. The decrease reflects unrealized losses of $4,542 on equity securities, partially offset by higher interest and dividend income. During the first quarter of 2022, we purchased high-yield securities, which we believe will improve the yield on our portfolio.

Net realized gains: Net realized gains were $311 for the nine months ended September 30, 2022, compared to net realized gains of $72 for the nine months ended September 30, 2021. Net realized gains for the nine months ended September 30, 2022 includes earn-out proceeds received of $1,400 related to the Company's sale of TRI in 2021. The net realized gain was offset by our repositioning strategy to sell our lower-yielding assets and purchase higher-yielding investments, prior to anticipated interest rate increases. This turnover in our portfolio resulted in realized losses of $1,022 during the first quarter of 2022.

Other revenue: Other revenue decreased $1,538, or 17.7%, to $7,145 for the nine months ended September 30, 2022, compared to $8,683 for the nine months ended September 30, 2021. The decrease is primarily driven by a reduction in brokerage revenue of $818 due to lower placement fees reflecting the Company's increase in retention year over year. In addition, managing general agent fees, third-party administrator fees, consulting and other fee-based revenue were all lower during the period.

Losses and loss adjustment expenses: Losses and LAE increased $38,992, or 45.0%, to $125,727 for the nine months ended September 30, 2022, compared to $86,735 for the nine months ended September 30, 2021. The increase is primarily attributable to the growth in earned premiums and increased retention during the nine months ended September 30, 2022. This resulted in a loss ratio of 62.4% for the nine months ended September 30, 2022, compared to 61.5% for the nine months ended September 30, 2021.

General and administrative expenses: General and administrative expenses increased $22,289, or 54.4%, to $63,235 for the nine months ended September 30, 2022, compared to $40,946 for the nine months ended September 30, 2021. The expense ratio was 31.4% for the nine months ended September 30, 2022, compared to 29.0% for the nine months ended September 30, 2021.

The table below shows the components of general and administrative expenses for the respective nine-month periods:

	Nine Months Ended September 30,
	2022	2021	Change
Direct commissions	$85,691	$78,304	$7,387
Ceding commissions	(77,541)	(89,547)	12,006
Net commissions	8,150	(11,243)	19,393
Insurance-related expenses	17,698	14,796	2,902
General and administrative operating expenses	37,387	37,393	(6)
Total general and administrative expenses	$63,235	$40,946	$22,289

General and administrative expenses — % of gross written premiums	7.8%	7.8%
Retention rate (1)	42.3%	33.9%
Direct commission rate (2)	18.0%	18.8%
Ceding commission rate (3)	28.2%	32.6%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $7,387 primarily due to an increase in gross earned premiums. Ceding commissions decreased $12,006 primarily due to an increase in retention. Insurance-related expenses increased $2,902 primarily as a result of an increase in gross earned premiums. General and administrative operating expenses decreased $6. The decrease in general and administrative operating expense reflects an increase in salaries and benefits of $1,295, which related primarily to a general increase in workforce, and a decrease in professional fees of $806 and depreciation expense of $183.

Other expenses: Other expenses were $268 for the nine months ended September 30, 2022 and primarily relates to management and office transition costs. Other expenses were $845 for the nine months ended September 30, 2021 and primarily relates to secondary offering costs of $555 and executive transition costs totaling $290.

Intangible asset amortization: Intangible asset amortization increased $172 to $4,498 for the nine months ended September 30, 2022, compared to $4,326 for the nine months ended September 30, 2021. The increase is primarily driven by the addition of intangible assets acquired in the acquisition of WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $1,019 for the nine months ended September 30, 2022, compared with $1,098 for the nine months ended September 30, 2021. Expenses incurred during both periods relate to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan recognized over the requisite service periods.

Gains on embedded derivatives:
The table below shows the components of gains (losses) on embedded derivatives for the respective nine-month periods:

	Nine Months Ended September 30,
	2022	2021	Change
Change in fair value of embedded derivatives	$16,848	$3,761	$13,087
Effect of net investment income on funds held investments	(2,395)	(1,783)	(612)
Effect of realized losses (gains) on funds held investments	10	(109)	119
Total gains on embedded derivatives	$14,463	$1,869	$12,594

Gains on embedded derivatives increased $12,594 to $14,463 for the nine months ended September 30, 2022, compared to $1,869 for the nine months ended September 30, 2021. The gain reflected an increase in the fair value of embedded derivatives of $13,087, the effect of investment income on funds held investments of $612 and the effect of realized losses (gains) on funds held investments of $119. The increase in fair value of the embedded derivatives resulted primarily from an increase in interest rates between periods, which has reduced the value of the underlying funds held under reinsurance agreements.

Income tax expense: Income tax expense was $6,741 for the nine months ended September 30, 2022, which resulted in an effective tax rate of 21.0%. The effective tax rate equaled the statutory rate of 21% since the impact of state taxes were offset by the impact of tax-exempt municipal income on the Company's investments. For the nine months ended September 30, 2021, income tax expense was $5,102, which resulted in an effective tax rate of 22.0%. The increase in the effective tax rate from the statutory rate of 21% is due primarily to the impact of recording our 2020 tax return accrual to return true-up in the third quarter of 2021.

Owned MGAs and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	Nine Months Ended September 30, 2022
	Owned MGAs	Program Partner	Total
Gross written premiums	$187,050	$290,725	$477,775
Increase in gross unearned premiums	(1,732)	760	(972)
Gross earned premiums	185,318	291,485	476,803
Ceded earned premiums	(67,781)	(207,454)	(275,235)
Net earned premiums	$117,537	$84,031	$201,568

We utilize both quota share and XOL contracts in our reinsurance strategy for our Owned MGAs and Program Partners. Direct commissions for Program Partners include third-party agent commissions and MGA service fees, while Owned MGA direct commissions include only third-party agent commissions. For the nine months ended September 30, 2022, the Company retained 63.4% of gross earned premiums for Owned MGAs compared to 28.8% for Program Partners.

Reconciliation of Non-GAAP Financial Measures

Underwriting income

We define underwriting income as income before taxes excluding net investment income, investment revaluation gains, net realized gains or losses, intangible asset amortization, noncash stock compensation, noncash changes in fair value of embedded derivatives, interest expense, other revenue, and other income and expenses. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income, intangible asset amortization, noncash stock compensation, interest expense, other revenue, and other income and expenses. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended September 30,
(in thousands, except percentages)	2022	2021
Net income	$7,574	$6,518
Income tax expense	2,014	2,083
Income before taxes	9,588	8,601
Other revenue	(2,140)	(2,799)
(Gains) losses on embedded derivatives	(4,871)	121
Net investment income	(2,951)	(2,187)
Net realized gains	(9)	(49)
Interest expense	931	419
Intangible asset amortization	1,499	1,499
Noncash stock compensation	460	468
Other income	(29)	(35)
Underwriting income	$2,478	$6,038

	Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021
Net income	$25,405	$18,086
Income tax expense	6,741	5,102
Income before taxes	32,146	23,188
Other revenue	(7,145)	(8,683)
Gains on embedded derivatives	(14,463)	(1,869)
Net investment income	(5,136)	(6,562)
Net realized gains	(311)	(72)
Other expenses	268	845
Interest expense	1,806	1,271
Intangible asset amortization	4,498	4,326
Noncash stock compensation	1,019	1,098
Other income	(76)	(191)
Underwriting income	$12,606	$13,351

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Net income	$7,574	$6,518	$25,405	$18,086
Intangible asset amortization	1,499	1,499	4,498	4,326
Noncash stock compensation	460	468	1,019	1,098
Change in fair value of embedded derivative	(5,812)	(573)	(16,848)	(3,761)
Unrealized losses on equity securities	1,101	—	4,542	—
Realized loss (gain) on sale of investment	—	112	(1,400)	112
Other expenses	—	—	268	845
Total adjustments	(2,752)	1,506	(7,921)	2,620
Tax impact of adjustments	633	(346)	1,821	(603)
Adjusted net income	$5,455	$7,678	$19,305	$20,103

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted return on equity calculation:
Numerator: adjusted net income	$5,455	$7,678	$19,305	$20,103
Denominator: average equity	406,587	419,818	412,483	416,200
Adjusted return on equity	5.4%	7.3%	6.2%	6.4%
Return on equity	7.5%	6.2%	8.2%	5.8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Return on tangible equity calculation:
Numerator: net income	$7,574	$6,518	$25,405	$18,086
Denominator:
Average stockholders' equity	406,587	419,818	412,483	416,200
Less: average goodwill and other intangible assets	211,713	214,942	213,212	216,356
Average tangible stockholders' equity	194,874	204,876	199,271	199,844
Return on tangible equity	15.5%	12.7%	17.0%	12.1%
Return on equity	7.5%	6.2%	8.2%	5.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$5,455	$7,678	$19,305	$20,103
Denominator: average tangible equity	194,874	204,876	199,271	199,844
Adjusted return on tangible equity	11.2%	15.0%	12.9%	13.4%
Return on equity	7.5%	6.2%	8.2%	5.8%

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

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (i) when paid from other than earned surplus must not exceed the lesser of: (a) 10% of 7710's surplus as regards policyholders as shown in 7710's most recent annual statement; or (b) the net income, not including net realized gains or losses as shown in 7710's most recent annual statement; or (ii) when paid from earned surplus must not exceed the greater of: (a) 10% of 7710's surplus as regards policyholders as shown in 7710 Insurance Company's most recent annual statement; or (b) the net income, not including net realized gains or losses as shown in 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710's own securities.

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

The maximum amount of dividends the insurance subsidiaries can pay us during 2022 without regulatory approval is approximately $17,000 based on our wholly-owned insurance subsidiaries' latest filed annual statements. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholders' surplus. Kansas, Utah, Arkansas, and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of September 30, 2022 and December 31, 2021, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of September 30, 2022, we had $81,489 in cash and cash equivalents, compared to $129,577 as of December 31, 2021.

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

	Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$76,547	$53,410
Investing activities	(154,742)	(71,131)
Financing activities	46,020	(1,125)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(32,175)	$(18,846)

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2022 was $76,547, compared to $53,410 for the same period in 2021. Net cash provided by operating activities includes net income as adjusted for depreciation and amortization, stock compensation, unrealized gains and losses on embedded derivatives, net realized gains and losses on investments, unrealized gains and losses on equity securities, bond amortization and accretion, the change in deferred income taxes, and amortization of deferred financing costs. Net cash provided by operating activities for the nine months ended September 30, 2022 primarily reflects increased unpaid loss and loss adjustment expenses of $34,431; increased funds held under reinsurance agreements of $25,016; an increase in accounts payable, accrued expenses and other liabilities of $10,518; decreased prepaid reinsurance premiums of $10,022; partially offset by increases in premiums and other receivables of $11,520; an increase in other assets of $9,040; and an increase in reinsurance recoverables of $6,963. Unpaid loss and loss adjustment expenses increased primarily due to growth in gross earned premiums and an increase in our retention. The decrease in prepaid reinsurance premiums was the result of increased retention. Funds held under reinsurance agreements increased due to a reduction in the derivatives. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of steady gross written premiums during the period and the timing of payments. The increase in accounts payable, accrued expenses and other liabilities is primarily due to an increase in funds held by our reinsurance brokerage services division for insurance contracts not yet executed. Other assets increased primarily as a result of increases in our deferred policy acquisition costs, prepaid software, and brokerage contract asset balances.

Net cash provided by operating activities for the nine months ended September 30, 2021 reflects increases in unpaid loss and loss adjustment expenses of $52,975; unearned premiums of $64,879; and funds held under reinsurance agreements of $19,585; partially offset by increases in premiums and other receivables of $25,167; reinsurance recoverables of $18,460; prepaid reinsurance premiums of $30,252; other assets of $10,863 and decreases in reinsurance premiums payable of $7,829; and accounts payable, accrued expenses and other liabilities of $11,430. Unpaid loss and loss adjustment expenses and unearned premiums increased primarily due to an increase in gross written premiums. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. Other assets increased as a result of increases in our deferred acquisition costs and contract asset balances. Funds held under reinsurance agreements decreased due to an arbitration settlement in the fourth quarter of 2020, resulting in the non-cash transfer of certain investments held as collateral. Excluding non-cash transfers, funds held under reinsurance agreements increased as a result of an increase in gross written premium.

Investing Activities: Net cash used in investing activities for the nine months ended September 30, 2022 was $154,742, compared to net cash used in investing activities of $71,131 for the same period in 2021. Net cash used in investing activities for the nine months ended September 30, 2022 includes $154,403 net cash used in the purchase and sale of investments and $339 in capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2021 includes $67,476 net cash used in the purchase and sale of investments, $3,795 in cash used in the acquisition of a subsidiary, net of cash received, $232 in cash received for the sale of equity method investments and $92 in capital expenditures.

Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2022 was $46,020, compared to net cash used in financing activities of $1,125 for the same period in 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 primarily includes $48,455 of net cash proceeds received from the issuance of surplus notes, partially offset by principal payment made on the Company's debt of $1,238, an earn-out payment of $750 related to our 2021 acquisition of WIC, payments for deferred financing costs of $251 and a payment for our interest rate cap of $173. Net cash used in financing activities for the nine months ended September 30, 2021 primarily includes the principal payments made on the Company's debt.

Debt and Credit Agreements

Secured Credit Facility

On July 16, 2020, we entered into the Credit Agreement with First Horizon Bank, which, among other things, extended our credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707, resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000.

On May 6, 2022, we entered into a First Amendment to the Credit Agreement to, among other things, facilitate the approval of certain internal distributions among the Company and certain of its subsidiaries as part of the Company’s overall capital management strategy.

On September 28, 2022, we entered into a Second Amendment to the Second Amended and Restated Credit Agreement that, among other things, replaces LIBOR as the benchmark rate with Term SOFR (as defined in the Credit Agreement), reduces the applicable margin under the Credit Agreement on Eurodollar loans from 4.50% to 3.50% and on ABR loans from 3.50% to 2.50%, and convert all extant Eurodollar loans under the Credit Agreement to Term SOFR loans. The variable interest rate plus applicable margin was 6.76% and 4.64% as of September 30, 2022 and December 31, 2021, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the subsidiaries of the Company (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

Hedging Arrangement

In September 2022, we entered into the Interest Rate Cap Agreement that became effective September 30, 2022, to hedge cash flows associated with interest rate fluctuations on our secured credit facility, with a termination date of May 31, 2024. The Interest Rate Cap Agreement has a notional amount of $29,700 that effectively converted the outstanding balance of the secured credit facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month SOFR plus the applicable margin (as provided by the secured credit facility) to one-month SOFR interest rate, capped at 5.00%, plus the applicable margin. The notional amount of the Interest Rate Cap Agreement decreases quarterly in proportion to the quarterly principal payments on the secured credit facility. The Interest Rate Cap Agreement is designated as a cash flow hedge and the change in fair value is recorded in accumulated other comprehensive income and is subsequently reclassified to interest expense in the period when the hedged forecasted interest payments affect earnings. The Company paid a fixed amount of $173 for the Interest Rate Cap Agreement.

Surplus Notes

On August 24, 2022, Benchmark issued Surplus Notes which consisted of $50,000 in aggregate principal amount of 6.75% surplus notes due 2042 in a private placement exempt from registration under the Securities Act. In connection with the issuance of the Surplus Notes, Benchmark entered into the Fiscal Agency Agreement with The Bank of New York Mellon, as fiscal agent, paying agent, registrar and transfer agent, providing for the terms of the Surplus Notes.

The Surplus Notes are unsecured, subordinated debt obligations of the Company and are reflected as debt on our condensed consolidated balance sheets. All payments of principal and interest, which accrues at the rate of 6.75% per year and is payable quarterly, on the Surplus Notes are subject to prior approval by the Commissioner of the Kansas Insurance Department.

We recorded $368 of interest expense with its Surplus Notes during the three and nine months ended September 30, 2022.

Reinsurance

We cede a portion of the risk we accept on our balance sheet to third-party reinsurers through a variety of reinsurance arrangements. We manage these arrangements to align risks with our Program Partners, optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements, as well as to limit our maximum loss resulting from a single program or a single event. We utilize both quota share and XOL reinsurance as tools in our overall risk management strategy to achieve these goals, usually in conjunction with each other. Quota share reinsurance involves the proportional sharing of premiums and losses of each defined program. We utilize quota share reinsurance for several purposes, including (i) to cede risk to Program Partners, which allows us to share economics and align incentives, and (ii) to cede risk to third-party reinsurers in order to manage our net written premiums appropriately based on our financial objectives, capital base, A.M. Best financial strength rating, and risk appetite. It is a core pillar of our underwriting philosophy that Program Partners retain a portion of the underwriting risk of their program. We believe this best aligns interests, attracts higher quality programs, and leads to better underwriting results. Under XOL reinsurance, losses in excess of a retention level are paid by the reinsurer, subject to a limit, and are customized per program or across multiple programs. We utilize XOL reinsurance to protect against catastrophic or other unforeseen extreme loss activity that could otherwise negatively impact our profitability and capital base. The majority of our exposure to catastrophe risk stems from the workers’ compensation premium we retain. Potential catastrophic events include an earthquake, terrorism, or another event that could cause more than one covered employee working at the same location to be injured in the event. We believe we mitigate this risk by our focus on small- to mid-sized accounts, which means that we generally do not have concentrated employee counts at single locations that could be exposed to a catastrophic loss. The costs and limits of the reinsurance coverage we purchase vary from year to year based on the availability of quality reinsurance at an acceptable price and our desired level of retention.

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

Contractual Obligations

There have been no material changes in the Company's contractual obligations as of September 30, 2022 compared to December 31, 2021.

Financial condition

Stockholders' Equity

As of September 30, 2022, total stockholders' equity was $403,056, compared to $421,909 as of December 31, 2021, a decrease of $18,853. The decrease in stockholders' equity over the period was driven primarily by $19,848 of net comprehensive loss.

We had $2,757 of unrecognized stock compensation as of September 30, 2022 related to non-vested stock compensation granted. The Company recognized $1,019 of stock compensation during the nine months ended September 30, 2022.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments, and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $530,118 at September 30, 2022, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$59,974	$56,899
Foreign governments	400	392
States, territories and possessions	16,088	14,380
Political subdivisions of states, territories and possessions	38,614	33,863
Special revenue and special assessment obligations	116,311	103,318
Industrial and public utilities	125,572	118,252
Commercial mortgage-backed securities	141,552	123,478
Residential mortgage-backed securities	25,769	24,171
Other loan-backed securities	51,857	50,339
Hybrid securities	5,798	5,026
Total fixed maturities	581,935	530,118
Equity securities	39,838	35,296
Total investments	$621,773	$565,414

	December 31, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$41,434
Foreign governments	2,500	2,490
States, territories and possessions	10,593	10,766
Political subdivisions of states, territories and possessions	39,170	40,002
Special revenue and special assessment obligations	93,664	95,991
Industrial and public utilities	100,774	103,257
Commercial mortgage-backed securities	119,378	118,218
Residential mortgage-backed securities	16,549	17,368
Other loan-backed securities	41,236	41,425
Hybrid securities	105	110
Total fixed maturities	465,459	471,061
Equity securities	984	969
Total investments	$466,443	$472,030

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of September 30, 2022 and December 31, 2021 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	September 30, 2022
(in thousands, except percentages)	Fair Value	% of Total
AAA	$104,952	19.8%
AA	298,615	56.3%
A	93,376	17.6%
BBB	29,651	5.6%
BB	3,501	0.7%
Below investment grade	23	0.0%
Total fixed maturities	$530,118	100.0%

	December 31, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$80,455	17.1%
AA	278,557	59.1%
A	77,097	16.4%
BBB	33,959	7.2%
BB	947	0.2%
Below investment grade	46	0.0%
Total fixed maturities	$471,061	100.0%

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

We test for goodwill impairment at the reporting unit level during the fourth quarter of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. The declining share price our stock has caused the market capitalization to fall below the book value as of September 30, 2022. As a result of the decrease in share price, we performed an interim impairment analysis at September 30, 2022 and concluded that no impairment relating to goodwill existed as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates, and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk, and equity rate risk, which are described in detail in Item 7A — "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Form 10-K. During the three months ended September 30, 2022, we entered into an interest rate cap agreement to mitigate our variable interest rate risk on our secured credit facility, as discussed above under "Financial Condition, Liquidity and Capital Resources—Debt and Credit Agreements—Hedging Arrangement." We do not have exposure to foreign currency exchange rate risk or commodity risk.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table sets forth information concerning purchases of our common stock for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	2,491	$5.39	—	—
August 1, 2022 - August 31, 2022	—	$—	—	—
September 1, 2022 - September 30, 2022	495	$4.17	—	—
	2,986		—

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
10.1
Fiscal Agency Agreement, dated as of August 24, 2022, by and between Benchmark Insurance Company and The Bank of New York Mellon (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 30, 2022 and incorporated by reference herein)

10.2
First Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, N.A., as administrative agent, dated May 6, 2022 (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2022 and incorporated by reference herein)

10.3
Second Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, N.A., as administrative agent, dated September 28, 2022 (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 4, 2022 and incorporated by reference herein)

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

TREAN INSURANCE GROUP, INC.

Date:	November 8, 2022	By:	/s/ Julie A. Baron
Julie A. Baron
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Nicholas J. Vassallo
Nicholas J. Vassallo
Chief Financial Officer
(Principal Financial and Accounting Officer)