Form 10-K
period 2022-12-31
Trean Insurance Group, Inc.
filed 2023-03-16
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value, as of June 30, 2022, of voting shares held by non-affiliates of the registrant was approximately $139,680,681.
As of March 13, 2023, there were 51,238,218 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

TREAN INSURANCE GROUP, INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "would," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward‑looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected and are subject to a number of known and unknown risks and uncertainties, including: (i) the risk that the proposed Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock, par value $0.01 per share ("Common Stock"); (ii) the failure to satisfy any of the conditions to the consummation of the proposed transaction, including the adoption of the Merger Agreement by our stockholders and the receipt of certain regulatory approvals; (iii) the occurrence of any event, change, or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a termination fee; (iv) the effect of the announcement or pendency of the proposed transaction on our business relationships, operating results, and business generally; (v) risks that the proposed transaction disrupts our current plans and operations; (vi) Our ability to retain and hire key personnel in light of the proposed transaction; (vii) risks related to diverting management’s attention from our ongoing business operations; (viii) unexpected costs, charges, or expenses resulting from the proposed transaction; (ix) potential litigation relating to the Merger that could be instituted against us, Altaris, or respective directors, managers, or officers, including the effects of any outcomes related thereto; (x) certain restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions; and (xi) unpredictability and severity of catastrophic events, including but not limited to acts of terrorism, war or hostilities, or pandemics, including the COVID-19 pandemic, as well as management’s response to any of the aforementioned factors.

The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, assumptions and other factors, which in many cases are beyond our control, as described in "Item 1A — Risk Factors," and elsewhere in this Annual Report on Form 10-K. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in the future that could have material effects on our business, operations and financial condition. We cannot assure you that the results, events and circumstances reflected in the forward‑looking statements reflected in this Annual Report on Form 10-K and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward‑looking statements.

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

Summary Risk Factors
Our actual results may differ materially from those expressed in, or implied by, the forward‑looking statements included in this Annual Report on Form 10-K as a result of various factors. Our business is subject to numerous risks and uncertainties, including those highlighted in "Item 1A — Risk Factors." These risks include the following:

Risks related to the Proposed Merger
•The proposed Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our Common Stock;
•The failure to satisfy any of the conditions to the consummation of the proposed Merger, including the adoption of the Merger Agreement by our stockholders and the receipt of certain regulatory approvals;
•The occurrence of any event, change, or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a termination fee;
•The effect of the announcement or pendency of the proposed Merger on our business relationships, operating results, and business generally;
•The proposed Merger may disrupt our current plans and operations;
•Our ability to retain and hire key personnel in light of the proposed Merger;
•Risks related to diverting management’s attention from our ongoing business operations;
•Unexpected costs, charges, or expenses resulting from the proposed Merger;
•Potential litigation relating to the proposed Merger that could be instituted against us, Altaris, or respective directors, managers, or officers, including the effects of any outcomes related thereto;
•Certain restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions;
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
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations;
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
General risk factors:
•We are subject to certain general risks, including, but not limited to risks related to changes in our accounting practices and future pronouncements, our inability to maintain effective internal controls, the effects of litigation on our business, and the Court of Chancery of the State of Delaware serving as the exclusive forum for certain disputes, that could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Item 1. Business

Trean Insurance Group, Inc. ("we" or the "Company") is an established, growth-oriented company providing products and services to the specialty insurance market. Historically, we have focused on specialty casualty markets that we believe are underserved and where our expertise allows us to achieve higher rates, such as niche workers’ compensation markets and small- to mid-sized specialty casualty insurance programs. We underwrite specialty casualty insurance products both through our program partners ("Program Partners") and Owned Managing General Agents ("Owned MGAs"). We also provide our Program Partners with a variety of services including issuing carrier services, claims administration and reinsurance brokerage, from which we generate recurring fee-based revenues.

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

The Company and its subsidiaries are licensed to write business across 49 states and the District of Columbia. We seek to write business in states through select distribution outlets with the potential for attractive underwriting margins, and focus on markets with higher than average premium growth trends. California, Texas and Michigan are our largest markets, representing approximately 25%, 14% and 7%, respectively, of our gross written premiums for the year ended December 31, 2022.

Pending Merger

As previously disclosed, on December 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Treadstone Parent Inc., a Delaware corporation (“Parent”), and Treadstone Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by affiliates of Altaris Capital Partners, LLC, a Delaware limited liability company (“Altaris”), subject to the terms and conditions set forth in the Merger Agreement. Certain investment funds managed by Altaris control Parent and Merger Sub and affiliates of Altaris owned approximately 47% of our outstanding Common Stock as of December 31, 2022. Accordingly, the Merger is considered a “going-private” transaction under the SEC’s rules.

Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”) effective as of the effective time of the Merger (the “Effective Time”). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly-owned subsidiary of Parent. Further, following the Merger, our Common Stock will no longer be publicly traded. In addition, our Common Stock will be delisted from Nasdaq and deregistered under the Exchange Act, in each case, in accordance with applicable laws, rules and regulations, and we will no longer file periodic reports with the SEC on account of our Common Stock.

As a result of the Merger, at the Effective Time, subject to any applicable withholding taxes, each share of our Common Stock, issued and outstanding immediately prior to the Effective Time, other than Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive $6.15 in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to: (i) the adoption of the Merger Agreement and approval of the Merger and the other transactions by (x) the holders representing a majority of the aggregate voting power of the outstanding shares of Company Common Stock beneficially owned by the Unaffiliated Stockholders (as defined in the Merger Agreement) entitled to vote thereon as well as (y) the holders representing a majority of the aggregate voting power of the outstanding shares of Company Common Stock entitled to vote thereon; (ii) all required insurance regulatory approvals (or the applicable regulatory authorities’ non-objection to requests for exemptions in respect thereof) shall have been obtained; (iii) the expiration or termination of any applicable waiting period (or any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the absence of any restraint or law preventing or prohibiting the consummation of the Merger; (v) the accuracy of Parent’s, Merger Sub’s, and the Company’s representations and warranties (subject to certain materiality qualifiers); (vi) Parent’s, Merger Sub’s, and the Company’s compliance in all material respects with their respective obligations under the Merger Agreement; and (vii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement.

Merger-related expenses recognized during the year ended December 31, 2022 were approximately $3,081 and are included in other expenses in the consolidated statements of operations.

See “Part I—Item 1A Risk Factors—Risks Related to the Proposed Merger” for a discussion of certain risks related to the Merger.

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

In July 2015, we sold an equity stake of 36.4% to certain entities affiliated with Altaris Capital Partners, LLC, a private equity firm (collectively, the "Altaris Funds"). The Altaris Funds subsequently made additional equity investments and owned approximately 47% of our Common Stock as of December 31, 2022.

We have historically made equity investments in or acquired long-term partners where we believe they can add substantial value to our business. In 2013, we acquired S&C Claims Services, which, prior to the acquisition, had been handling our workers’ compensation claims for over 10 years. In 2017, we acquired American Liberty Insurance Company, Inc. ("ALIC"), a Utah-domiciled insurance company that was a former Program Partner and writes workers’ compensation insurance. ALIC is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 38 states and the District of Columbia. In 2018, we acquired ownership interests in two additional Program Partners: (i) a 45% common equity ownership in Compstar Holding Company LLC, the parent company of Compstar Insurance Services, LLC, an MGA underwriting workers’ compensation insurance coverage for California contractors; and (ii) a 100% ownership of Westcap, an MGA underwriting general liability insurance coverages for California contractors. In 2020, we acquired: (i) the remaining equity interest in Compstar Holding Company LLC; and (ii) a 100% ownership interest in 7710 Insurance Company ("7710"), a South Carolina-domiciled insurance company that was a former Program Partner and writes workers' compensation insurance, along with its associated program manager and agency. 7710 is licensed or eligible to conduct insurance business, and therefore subject to regulation and supervision by insurance regulators, in 9 states. In 2021, we acquired Western Integrated Care, LLC ("WIC"), a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment.

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

On May 19, 2021, we closed the sale of 5,000,000 shares of our Common Stock, comprised entirely of shares sold by selling stockholders. We did not receive any proceeds from the sale of shares of our Common Stock by the selling stockholders in this offering. As a result of this offering, the Altaris Funds no longer beneficially own more than 50% of our Common Stock, and we are no longer a "controlled company" within the meaning of the Nasdaq listing rules.

Our structure

The chart below displays our corporate structure:

Trean Insurance Group, Inc.

Compstar Insurance Services LLC		Trean Corporation			Benchmark Holding Company

	Trean Reinsurance Services LLC	Benchmark Administrators LLC	Western Integrated Care LLC	Westcap Insurance Services LLC	Benchmark Insurance Company	American Liberty Insurance Company, Inc.

					Benchmark Specialty Insurance Company	7710 Insurance Company

Our competitive strengths

We believe that our competitive strengths include:

Expertise and focus in underserved specialty casualty insurance markets. We focus on select markets that we believe are underserved and where we can achieve higher rates, including niche workers’ compensation markets and small- to mid-sized specialty casualty insurance programs. Historically, we have had few competitors in our target markets due to the specialized knowledge, broad licensing and filing authority requirements and complex operational systems necessary to profitably manage these traditionally longer-tailed lines of business. We believe that most other companies of our size and smaller do not possess these capabilities to the degree needed to be competitive with us, while most larger companies that do have the required expertise and capabilities in these areas tend not to participate in our target markets because their business models eschew the type of customized solutions that are needed when working with smaller, more entrepreneurial partners.

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

Long-term, carefully selected and aligned relationships with Program Partners. We carefully select the Program Partners we choose to do business with, and design our programs to align risks between parties. We select programs with the intention of building long-term relationships, where our business philosophies align and our Program Partners can grow alongside us. Our management team carefully evaluates potential new programs in conjunction with our underwriting and actuarial departments. We only accept programs that meet our stringent underwriting and actuarial requirements. For the year ended December 31, 2022, we declined approximately 94% of the new opportunities that we evaluated. For every Program Partner we select, we work with them to appropriately align interests and to establish rigorous ongoing reporting and auditing requirements upfront.

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

Once an injured employee has healed, we aim to settle the claim and obtain a full and complete release of the claim at the earliest opportunity. In California, for the claim year ended December 31, 2021, valued as of December 31, 2022, our average medical cost for the workers' compensation market was $10,110 per claim compared to the California workers' compensation industry average of $30,691, as reported by the Workers' Compensation Insurance Rating Bureau ("WCIRB") at September 30, 2022. For the claim year ended December 31, 2022, we closed 41% of our workers' compensation claims in California within twelve months, compared with the industry average of 33%, as reported by the WCIRB for the year ended December 31, 2021. To provide our policyholders these processing results, we currently average 84 open claims per claims adjuster. In comparison, the 2020 Workers’ Compensation Benchmarking Study by Rising Medical Solutions found that 61% of third-party administrators ("TPAs") had over 100 open claims per claims adjuster.

Significant fee-based income. Our business model generates significant fee-based income from multiple sources including issuing carrier services, claims administration and reinsurance brokerage. For the years ended December 31, 2022, 2021 and 2020, our fee-based income accounted for approximately 2.7%, 4.7% and 5.9% of total revenue, respectively. All of our fee-based income accrues outside of our regulated insurance companies, which we believe enhances our organization’s financial flexibility and increases the visibility of our earnings. Within our insurance companies, we cede a significant portion of the risk we originate to our reinsurance partners. These agreements enable us to maintain broader relationships with our Program Partners than our current capital base would otherwise enable. We believe that our strategy has allowed us to scale our business and provides a consistent fee-based income stream to complement our underwriting business, thus providing us with greater revenue opportunities from our Program Partners than we would be able to access in a traditional insurance underwriter model.

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

Entrepreneurial and highly experienced management team. Our management team is highly experienced with decades of experience in specialty insurance markets. In addition to this significant industry experience, our team has a long history of continuity in our business. Our business has been led by our Executive Chairman of the Board and founder Andrew M. O’Brien, who previously served as our Chief Executive Officer from our inception in 1996 through July 2022. Effective in July 2022, the role of Chief Executive Officer was assumed by Julie A. Baron, who served in previous roles as President and Chief Operating Officer, Treasurer and Chief Financial Officer, and Controller of Benchmark since joining the Company in 2007.

Our strategy

We believe that our approach will allow us to continue to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Growing within our existing markets. We focus on lines of business that have large markets, including workers' compensation with $51 billion of premiums and all of our other lines of business written with $338 billion in premiums in the United States in 2021 according to S&P Global. By comparison, we generated $651.3 million, $634.2 million and $484.2 million of gross written premiums for the years ended December 31, 2022, 2021 and 2020, respectively. We select Program Partners operating in our target markets with whom we believe we can partner to grow within these significant markets. In addition, Benchmark Specialty Insurance Company ("BSIC"), which was created in 2021, writes specialty/niche products through separate program partners, which will provide the group with expanded geographic diversification, rate flexibility and new product offerings on a non-admitted basis opening the excess and surplus lines market.

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

Opportunistically grow and maintain our Owned MGA business through acquisitions. From time to time, we may have the opportunity to deepen our relationships with our existing Program Partners by acquiring equity interests from their management teams. Since 2013, we have successfully completed nine acquisitions of companies with which we have had prior relationships. Seven of these companies write premiums which represented more than 36% of our gross written premiums for the year ended December 31, 2022.

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

Maintaining our focus on long-term profitability and growth. Our competitive advantages, including our focus on underserved markets, have enabled us to grow our gross written premiums to $651.3 million for 2022 at a compound annual growth rate of 24.0% since 2015, while maintaining an average return on equity of approximately 14% and an average adjusted return on equity of approximately 15% for the same time period. As we seek to grow our business, we remain disciplined in targeting classes of business and markets where we believe we can generate attractive returns. Rather than make decisions based on where we are in the market cycle, we focus on selecting high-quality programs, only pursuing opportunities that we expect to meet our pricing and risk requirements over the long-term. We will not participate in markets where we do not believe our business model can add incremental risk-adjusted value.

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

Owned MGA's and Program Partner Premiums:

The following table shows the total premiums earned on a gross and net basis for Owned MGAs and Program Partners:

	The Year Ended December 31, 2022			The Year Ended December 31, 2021
	Owned MGAs	Program Partner	Total	Owned MGAs	Program Partner	Total
Gross written premiums	$239,319	$411,984	$651,303	$268,943	$365,221	$634,164
Decrease (Increase) in gross unearned premiums	9,881	(18,955)	(9,074)	(25)	(61,886)	(61,911)
Gross earned premiums	249,200	393,029	642,229	268,918	303,335	572,253
Ceded earned premiums	(79,974)	(277,631)	(357,605)	(144,375)	(229,198)	(373,573)
Net earned premiums	$169,226	$115,398	$284,624	$124,543	$74,137	$198,680

Direct commissions	25,002	89,864	114,866	32,351	73,614	105,965
Ceding commission	(24,265)	(78,494)	(102,759)	(44,168)	(76,520)	(120,688)
Net commissions	$737	$11,370	$12,107	$(11,817)	$(2,906)	$(14,723)

Direct commissions rate(1)	10.0%	22.9%	17.9%	12.0%	24.3%	18.5%
Ceding commissions rate(2)	30.3%	28.3%	28.7%	30.6%	33.4%	32.3%

(1) Direct commissions as a percentage of gross earned premiums.
(2) Ceding commissions as a percentage of ceded earned premiums.

We utilize both quota share and catastrophe XOL contracts in our reinsurance strategy for our Owned MGAs and Program Partners. Direct commissions for Program Partners include third-party agent commissions and MGA service fees, while Owned MGAs direct commissions includes only third-party agent commissions and the expenses associated with MGA services are included in general and administrative operating expenses. The ceding commission rates vary based on a number of factors including: the line of business, negotiated reinsurance terms, and program cost structures. For the year ended December 31, 2022, the Company retained 67.9% and 29.4% of gross earned premiums for Owned MGAs and Program Partners, respectively. The loss ratios for Owned MGAs and Program Partners for the year ended December 31, 2022 were 79.2% and 60.5%, respectively, resulting in a consolidated loss ratio of 71.6%. For the year ended December 31, 2021, the Company retained 46.3% and 24.4% of gross earned premiums for Owned MGAs and Program Partners, respectively. The loss ratios for Owned MGAs and Program Partners for the year ended December 31, 2021 were 67.6% and 62.9%, respectively, resulting in a consolidated loss ratio of 65.8%.

The following table shows our gross written premiums by insurance product for the years ended December 31, 2022, 2021 and 2020, in thousands.

	Year Ended December 31,
	2022	2021	2020
Workers' compensation	$368,408	$376,819	$368,949
Commercial auto liability	62,849	53,959	25,301
Group accident and health	54,184	32,565	2,375
Other liability - occurrence	51,334	72,306	25,531
Commercial multiple peril	49,987	37,496	24,930
Homeowners multiple peril	32,424	38,023	17,356
Auto physical damage	19,268	13,746	7,340
Excess workers' compensation	7,654	5,587	3,986
Inland marine	3,132	1,157	25
Boiler and machinery	1,816	1,782	1,253
Fire	212	201	129
Surety	35	36	41
Products liability - occurrence	—	487	7,033
Total	$651,303	$634,164	$484,249

In total, we are licensed in 49 states and the District of Columbia. The following table shows our gross written premiums by state for the years ended December 31, 2022, 2021 and 2020, in thousands.

	Year Ended December 31,
	2022	2021	2020
California	$162,639	$179,426	$203,421
Texas	93,165	85,154	28,909
Michigan	45,821	46,271	41,830
Tennessee	16,006	15,966	12,347
Florida	36,559	27,982	8,359
Georgia	30,996	25,619	12,869
Arizona	28,685	26,272	27,950
Alabama	23,198	20,991	17,549
Pennsylvania	17,167	20,375	10,498
Indiana	13,943	13,422	8,508
Other geographical areas	183,124	172,686	112,009
Total	$651,303	$634,164	$484,249

Workers’ compensation
We offer workers’ compensation insurance through both our Owned MGAs and our Program Partners. California, Florida and Arizona represented 35.5%, 7.5% and 7.0%, respectively, of our workers’ compensation gross written premiums for the year ended December 31, 2022 and 41.5%, 5.3% and 6.3%, respectively, for the year ended December 31, 2021. We write business across a variety of industries and hazard classes. The construction industry is our largest industry exposure, representing 23% of premiums written for the year ended December 31, 2022. The workers’ compensation insurance industry classifies risks into hazard groups defined by the National Council on Compensation Insurance, or NCCI, and based on severity, with employers in lower groups having lower cost claims. Our premiums are spread across hazard classes. We target accounts that we believe offer greater risk-adjusted returns, such as small accounts that are less subject to competition, or accounts with high experience modification factors that our underwriters assess to be attractively priced for the potential risk. Experience modification factors are determined by state insurance regulators based on the insured’s historical loss experience.

We do not write accounts that we believe present exposure to catastrophic risk. The average workers’ compensation premium per policy written by us was $15,539 and $14,779 for the years ended December 31, 2022 and 2021, respectively.

We manage workers’ compensation claims administration for all of our Owned MGAs and for several of our Program Partners. We believe that our claims philosophy has been a key differentiating factor allowing us to maintain lower loss ratios and settle claims quickly. Our workers’ compensation programs are supported by various quota share and excess of loss reinsurance facilities, which we utilize to align risk with our Program Partners and optimize our net retention relative to our financial objectives, balance sheet size and ratings requirements. We ceded 39.8% and 57.6% of gross workers’ compensation premiums earned to third-party insurers for the year ended December 31, 2022 and 2021, respectively.

The following exhibits illustrate our business mix of workers’ compensation gross written premiums by industry and hazard class for the year ended December 31, 2022.

Other liability
We offer other liability insurance products through both our Owned MGAs and our Program Partners. We target segments of the market that we believe are underserved or mispriced, such as California contractors with an average of five employees.

The other liability products that we offer through our Owned MGAs include admitted general liability and construction defect products offered to small contractors that protect them against claims from third parties. We distribute these products through select wholesale brokers in California. Additionally, through several of our Program Partners, we write 11 other liability insurance products in 49 states and the District of Columbia. Our claims personnel administer claims for our Owned MGA other liability products. We ceded approximately 76.9% and 79.1% of our gross other liability premiums earned to third-party insurers for the years ended December 31, 2022 and 2021, respectively.

Issuing carrier services
We provide issuing carrier services to several of our Program Partners who offer workers' compensation, commercial multi-peril, personal auto and commercial auto and other liability insurance. In these relationships, we act as the policy-issuing insurance carrier for our Program Partner and transfer all or a substantial portion of the underwriting risk to third-party reinsurers. When we enter into issuing carrier relationships, we typically receive reinsurance ceding commissions at rates that include our fronting service from our reinsurers who are both Program Partners and/or third-party reinsurers. Reinsurance ceding commissions vary based on the line of business and premium volume. We provide issuing carrier services across each of our insurance products. For the year ended December 31, 2022, 2021 and 2020, reinsurance ceding commissions from issuing carrier services were $77.6 million, $86.9 million and $71.8 million, respectively, and are recognized as a reduction of direct insurance commission expense within 'General and administrative expenses' in the consolidated statement of operations.

Reinsurance brokerage services
Our reinsurance brokerage services division provides reinsurance placement, servicing and renewal services to small- to mid-sized insurance organizations, including most of our Program Partners and additional third-party insurance organizations. We earn commissions for structuring and placing reinsurance coverage on behalf of our clients. Commissions are based on a percentage of premiums ceded to reinsurers and vary by type or complexity of reinsurance coverage. Our reinsurance brokerage services are a valuable risk management tool in our relationships with our Program Partners, as we typically require the use of our reinsurance brokerage services to place and structure reinsurance prior to the inception of a new program. For the years ended December 31, 2022, 2021 and 2020, reinsurance brokerage generated $5.7 million, $7.0 million and $9.0 million in revenue, which is included in Other revenue.

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

Marketing and distribution

We market and distribute our products through several channels. Our Owned MGAs market through both retail agents and wholesale brokers, and our reinsurance brokerage services division actively markets our services directly to prospective clients. Additionally, we distribute products and services to our Program Partners, which comprise program administrators and insurance carriers. Since we focus on smaller accounts, we do not market our products and services through large insurance brokers. For the year ended December 31, 2022, our Owned MGAs represented 37% of our gross written premiums, Program Partners represented 62% of gross written premiums and national insurance pools represented 1% of gross written premiums. For the year ended December 31, 2021, our Owned MGAs represented 42% of our gross written premiums, Program Partners represented 57% of gross written premiums and national insurance pools represented 1% of gross written premiums. For the year ended December 31, 2020, our Owned MGA's represented 59% of our gross written premiums, Program Partners represented 40% of gross written premiums and national insurance pools represented 1% of gross written premiums.

Retail agents
We distribute our Owned MGA workers’ compensation products through approximately 300 retail agents. We target retail agents with experience and distribution capabilities in our target markets. Retail agents must demonstrate an ability to produce both our desired quality and quantity of business. To assist with this goal, our underwriters regularly visit our retail brokers to market and discuss the products we offer. We terminate retail agents who are unable to produce consistently profitable business or who produce unacceptably low volumes of business.

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

Carrier and other partnerships
Given our unique focus on flexible multi-service offerings, we are a partner of choice for small- to mid-sized insurance carriers seeking a specialty casualty insurance partner to satisfy insurance department requirements, provide comprehensive management solutions or transfer certain classes of risk. We have partnerships with insurance companies, risk retention groups, trusts and state insurance pools.

Program selection, underwriting and controls

Program selection
Given our position and reputation in the market, we are presented with more new program opportunities than we choose to write, allowing us to be highly selective with respect to the Program Partners with whom we choose to partner. We decline approximately 94% of the new opportunities we are presented with prior to or through our pre-screening process. We typically source new opportunities through our reinsurance brokerage services business or through referrals from existing Program Partners. For each new opportunity that we choose to evaluate, we conduct a comprehensive pre-screening of the company, including an evaluation of its philosophy, size, past performance, future performance targets and above all, compatibility with our operating model, risk appetite and existing book of business. Our target Program Partners tend to have several, if not all, of the following traits:

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

Underwriting and program design
For opportunities that are acceptable to us through the pre-screening process, we conduct rigorous underwriting due diligence prior to entering into a partnership. As part of this process, our due diligence team collects and analyzes data relating to the organization’s operating, underwriting, financial and biographical information to prepare an initial due diligence file for our Underwriting Committee. Our Underwriting Committee is led by our CEO and consists of members with expertise in underwriting and finance. In 2022, 7 out of 118 submissions were approved by the Underwriting Committee. If the Underwriting Committee approves the submission on a provisional basis, we then conduct comprehensive underwriting, claims and financial diligence on the potential Program Partner. This includes inviting the potential Program Partner’s management for an on-site meeting at our Wayzata headquarters and on-site diligence of the potential Program Partner.

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

For business where we manage the claims, our experienced claims team actively manages the claims. In our largest line of business, workers’ compensation, our philosophy is to provide an injured employee with high-quality medical care as quickly as possible to reduce pain, expedite healing and lead to a faster and more complete recovery. Once an injured employee has healed, we aim to fully settle and achieve a full and complete release of the claim at the earliest opportunity. This approach to claims management enables us to lower our claim costs and settle the ultimate claim reserves more quickly. In order to achieve these outcomes, we manage our claims organization to ensure that each of our claims personnel is responsible for lower than industry average claims files per claims adjuster.

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

Our workers' compensation XOL reinsurance structure consolidates multiple programs under a single XOL reinsurance program comprised of two excess of loss reinsurance agreements with five professional reinsurers. We believe this structure significantly decreases our cost of reinsurance compared with each program maintaining its own XOL reinsurance program. As of December 31, 2022, we had $2 million retention of which is reinsured under various quota share reinsurance agreements at a weighted average rate of 21%, based on 2022 premiums for the applicable programs. These agreements apply to programs that accounted for 87% of workers' compensation premiums for the year ended December 31, 2022. We have the following XOL coverage:

•0% of $8 million of losses in excess of $2 million as of December 31, 2022. Gross written premiums for the applicable programs for this layer accounted for 74% of workers' compensation premiums for the year ended December 31, 2022.
•100% of $5 million of losses in excess of $10 million. Gross written premiums for the applicable programs for this layer accounted for 74% of workers' compensation premiums for the year ended December 31, 2022.
•100% of $35 million of losses in excess of $15 million. Gross written premiums for the applicable programs for this layer accounted for 87% of workers' compensation premiums for the year ended December 31, 2022.

Summary workers' compensation reinsurance program

$50,000,000
7/1/2022 Excess of Loss Reinsurance $35M xs $15M Per Occurrence Risks Attaching

$15,000,000
7/1/2022 Excess of Loss Reinsurance $5M xs $10M Per Occurrence Risks Attaching

$10,000,000
$8M xs $2M Retention: 100%

$2,000,000
	Quota Share Reinsurance First $2M Per Occurrence Risks Attaching	Quota Share Reinsurance First $2M Per Occurrence Risks Attaching - Retention: 79%[1]
$0

1 Quota share retention rate reflects a weighted rate based on 2022 gross written premiums for multiple contracts across multiple programs.
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

As of December 31, 2022, we had reinsurance recoverables on paid and unpaid losses of $408.5 million. Against these recoverables, we maintained $241.3 million of funds withheld and $155.4 million of other forms of collateral, for a total of approximately $396.7 million in credit protection from our reinsurers. As of December 31, 2022, we did not have any balance from reinsurers that was over 90 days old or in dispute, and we held appropriate funding or collateral from all unauthorized reinsurers.

The following table sets forth our ten largest reinsurance recoverables by reinsurer as of December 31, 2022, in thousands:

Reinsurers:	A.M. Best Rating	Reinsurance Recoverables	Collateral	Net Recoverables
Markel Global	A	$68,619	$10,220	$58,399
Greenlight	A-	49,666	85,161	(35,495)
Employers National Insurance Company	NR	37,471	40,811	(3,340)
First Insurance Company of OK (FICO)	NR	22,828	22,855	(27)
Bluefin Risk Partners, Inc.	NR	20,317	38,724	(18,407)
VGM Insurance Companies of America Limited	NR	17,872	31,749	(13,877)
Arch Reinsurance Company (U.S.)	A+	17,434	3,138	14,296
Munich Reinsurance America, Inc	A+	17,255	—	17,255
Swiss Reinsurance America Corp	A+	17,199	—	17,199
Provistar Insurance Company, Limited	NR	16,730	25,721	(8,991)
Total		285,391	258,379	27,012
All other reinsurers		123,131	138,294	(15,163)
Total recoverables		$408,522	$396,673	$11,849

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

Reserves are set by our Reserve Committee in consultation with an independent third-party actuarial firm. Our Reserve Committee includes our Chief Executive Officer and President, Chief Financial Officer, Chief Actuary Officer, Senior Vice President of Underwriting, Corporate Controller and Insurance Divisional Controller. The Reserve Committee meets quarterly to review the actuarial reserving recommendations made by the independent actuary. Our independent third-party actuarial firm reviews our net reserves at March 31, June 30 and September 30 of each year and performs a comprehensive review of all programs at each year-end.

As of December 31, 2022 we have had aggregate favorable development of $37.6 million on our reserve estimates since 2015, respectively.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$24,661	$24,755	$24,280	$21,361	$21,342	$21,506	$21,465	$21,631	$21,671	$21,842	$1,374	4,444
2014		24,580	22,777	21,726	21,571	21,095	21,054	20,897	20,183	20,154	1,913	5,021
2015			25,757	26,614	26,414	25,450	25,650	22,518	22,516	22,130	2,372	6,398
2016				35,281	33,672	32,554	30,165	27,340	26,550	25,858	2,880	11,427
2017					43,499	35,113	32,685	30,847	29,783	29,766	2,940	16,963
2018						47,263	41,630	39,880	38,108	37,923	4,528	14,704
2019							57,778	51,598	51,824	51,211	6,724	13,008
2020								63,734	64,362	66,963	10,991	13,498
2021									127,981	132,816	27,493	14,829
2022										181,164	66,546	12,597
										$589,827

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$6,799	$12,602	$15,984	$17,708	$19,246	$19,712	$20,129	$20,121	$20,617	$20,835
2014		6,011	12,005	14,814	16,666	17,260	18,238	18,507	18,702	18,801
2015			6,275	13,785	16,512	18,046	18,923	19,340	19,685	19,982
2016				8,110	16,791	19,677	20,780	22,138	22,648	23,140
2017					8,903	17,555	20,809	22,673	23,727	24,884
2018						10,339	22,279	26,852	29,479	31,735
2019							13,215	27,174	33,678	37,766
2020								14,487	34,437	46,864
2021									38,435	78,113
2022										49,708
										351,828
	All outstanding liabilities before 2013, net of reinsurance									5,503
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$243,502

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

As of December 31, 2022, we had approximately $454.0 million of total cash and invested assets, net of all collateral held on behalf of our Program Partners under reinsurance treaties. The weighted average rating of the fixed income portfolio is "AA" and the weighted average duration is approximately 4.2 years. The fixed income portfolio pre-tax book yield was 3.07%.

We hold funds withheld balances in separate accounts for the benefit of our Program Partners. The funds withheld assets and associated investment income belong to our various Program Partners. However, we require that the assets in these accounts be managed in accordance with our investment guidelines. As of December 31, 2022, we had $241.3 million of funds held under reinsurance treaties.

	December 31,
	2022			2021
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Fixed maturities:
U.S. government and government securities	$65,405	$62,552	10.6%	$41,490	$41,434	8.8%
Foreign governments	400	395	0.1%	2,500	2,490	0.5%
States, territories and possessions	17,310	15,854	2.7%	10,593	10,766	2.3%
Political subdivisions of states territories and possessions	38,167	33,904	5.8%	39,170	40,002	8.5%
Special revenue and special assessment obligations	115,696	103,639	17.6%	93,664	95,991	20.3%
Industrial and public utilities	131,769	125,540	21.4%	100,774	103,257	21.9%
Commercial mortgage-backed securities	145,471	128,105	21.8%	119,378	118,218	25.0%
Residential mortgage-backed securities	26,716	25,112	4.3%	16,549	17,368	3.7%
Other loan-backed securities	53,231	51,613	8.8%	41,236	41,425	8.8%
Hybrid securities	6,233	5,529	0.9%	105	110	—%
Total fixed maturities	600,398	552,243	94.0%	465,459	471,061	99.8%
Equity securities	39,882	35,041	6.0%	984	969	0.2%
Total investments	$640,280	$587,284	100.0%	$466,443	$472,030	100.0%

	December 31,
	2022			2021
	Cost or Amortized Cost	Fair Value	% of Total Fair Value	Cost or Amortized Cost	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Fixed maturities:
Due in one year or less	$35,468	$35,125	6.4%	$29,108	$29,329	6.2%
Due after one year but before five years	176,083	167,986	30.4%	117,366	119,275	25.3%
Due after five years but before ten years	93,107	83,769	15.2%	78,967	81,217	17.2%
Due after ten years	70,322	60,533	11.0%	62,855	64,229	13.6%
Commercial mortgage-backed securities	145,471	128,105	23.2%	119,378	118,218	25.2%
Residential mortgage-backed securities	26,716	25,112	4.5%	16,549	17,368	3.7%
Other loan-backed securities	53,231	51,613	9.3%	41,236	41,425	8.8%
Total	$600,398	$552,243	100.0%	$465,459	$471,061	100.0%

	December 31,
	2022		2021
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands, except percentages)
Rating
AAA	$106,254	19.2%	$80,455	17.1%
AA	312,903	56.7%	278,557	59.1%
A	98,963	17.9%	77,097	16.4%
BBB	30,122	5.5%	33,959	7.2%
BB	3,965	0.7%	947	0.2%
Below investment grade	36	—%	46	—%
Total	$552,243	100.0%	$471,061	100.0%

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

Competition

In general, the property and casualty ("P&C") insurance market is highly competitive. Some of our competitors have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. In the workers’ compensation insurance market, our competitors include insurance companies, state insurance pools and self-insurance funds. According to the most recent market data from S&P Global, approximately 250 insurance companies participated in the workers’ compensation market in 2021. We compete against State National Companies, Inc. and AF Group in the provision of issuing carrier services to program administrators.

Competition is based on many factors, including the reputation and experience of the insurer, coverages and services offered, pricing and other terms and conditions, speed of claims payment, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

As of March 2023, we have an "A" (Excellent) (Outlook Stable) financial strength rating ("FSR") from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best’s FSRs reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders.

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

Human capital

Overview
As of December 31, 2022, we had 344 employees. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement. We believe that our employee relationships are good.

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

Insurance regulation - General
Our insurance subsidiaries are subject to extensive regulation and supervision by the states in which they are domiciled, particularly with respect to their financial condition. Benchmark is domiciled in Kansas where it is regulated and supervised by the Kansas Insurance Department. Additionally, Benchmark is commercially domiciled in California, where it is regulated and supervised by the California Department of Insurance. ALIC is domiciled in Utah where it is regulated and supervised by the Utah Insurance Department. 7710 is domiciled in South Carolina where it is regulated and supervised by the South Carolina Department of Insurance. BSIC is domiciled in Arkansas where it is regulated and supervised by the Arkansas Department of Insurance. Our insurance subsidiaries are also subject to regulation by all states in which they transact business, which oversight in practice often focuses on review of their market conduct. Benchmark is licensed to conduct insurance business and subject to regulation and supervision in 49 states and the District of Columbia. ALIC is licensed or eligible to conduct insurance business and therefore is subject to regulation and supervision by insurance regulators in 38 states and the District of Columbia. 7710 is licensed or eligible to conduct insurance business and is subject to regulation and supervision by insurance regulators in nine states. BSIC is licensed to conduct business in one state and is authorized to issue policies in 49 states and the District of Columbia. The extent and scope of insurance regulation varies among jurisdictions, but most jurisdictions have laws and regulations governing the financial security of insurers, including admittance of assets for purposes of calculating statutory surplus, standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurers.

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

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Kansas, Utah, Arkansas and South Carolina.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department; or (ii) 100% of net income during the applicable twelve-month period (not including realized gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities.

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

RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. It provides a means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s Total Adjusted Capital in relation to its RBC, together with its trend in its Total Adjusted Capital, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer. The four determinations, potentially applicable under each jurisdiction’s laws are as follows:

•Company Action Level Event. Total Adjusted Capital is greater than or equal to 150% but less than 200% of RBC, or Total Adjusted Capital is greater than or equal to 200% but less than 250% of RBC and has a negative trend. If there is a Company Action Level Event, the insurer must submit a plan (an "RBC Plan") outlining, among other things, the corrective actions it intends to take in order to remedy its capital deficiency.
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

Rate and form approvals
Our insurance subsidiaries may be subject to each state’s laws and regulations regarding rate and form approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate or unfairly discriminatory or used to engage in unfair price competition. An insurer’s ability to increase rates and the relative timing of the process can be dependent upon each state’s respective requirements.

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

Risks Related to the Proposed Merger

The proposed Merger may not be completed in a timely manner or at all, which may adversely affect our business and the price of our Common Stock.
If the Merger is not completed for any reason, we will be subject to a number of material risks, including the disruption to our business resulting from the announcement of the signing of the Merger Agreement, the diversion of management’s attention from our day-to-day business, expenses incurred in connection with the proposed Merger and the restrictions imposed by the Merger Agreement on the operation of our business during the period before the completion of the Merger, any or all of which may make it difficult for us to achieve our business goals if the Merger does not occur.
In addition, in such a scenario where the Merger is not consummated, our stockholders will not receive any payment for their shares in connection with the Merger. Instead, we will remain an independent public company, and our shares of Common Stock will continue to be listed on Nasdaq. However, if the Merger is not consummated, and depending on the circumstances that would have caused the Merger not to be consummated, the price of the shares of our Common Stock may decline significantly. If that were to occur, it is uncertain when, if ever, the price of our Common Stock would return to the prices at which the shares of Common Stock currently trade. Accordingly, if the Merger is not consummated, there can be no assurance as to the effect of these risks on the future value of shares held by our stockholders.

The closing of the proposed Merger is subject to certain conditions, some of which we cannot control, including the adoption of the Merger Agreement by our stockholders and the receipt of certain regulatory approvals, and, if any of these conditions is not satisfied, the Merger may not be consummated.

The Merger is subject to the satisfaction or waiver of certain conditions to closing, including, but not limited to, (i) the Requisite Stockholder Approvals (as defined in the Merger Agreement); (ii) all required insurance regulatory approvals (or the applicable regulatory authorities’ non-objection to requests for exemptions in respect thereof) shall have been obtained; (iii) the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of any restraint or law preventing or prohibiting the consummation of the Merger; (v) the accuracy of Parent’s, Merger Sub’s, and the our representations and warranties (subject to certain materiality qualifiers); (vi) Parent’s, Merger Sub’s, and the our compliance in all material respects with their respective obligations under the Merger Agreement; and (vii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement. Certain conditions to the Merger may not be satisfied or, if they are, the timing of such satisfaction is uncertain. If any conditions to the Merger are not satisfied or, where waiver is permitted by applicable law, not waived, the Merger will not be consummated.
If for any reason the Merger is not completed, or the closing of the Merger is significantly delayed, our share price, business and results of operations may be adversely affected. In addition, failure to consummate the Merger would prevent our shareholders from realizing the anticipated benefits of the Merger. We have incurred, and expect to continue to incur, significant transaction fees, professional service fees, taxes, and other costs related to the Merger, for most or all of which we will remain obligated even if the Merger is not completed.

The occurrence of any event, change, or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances requiring us to pay a termination fee.
The Merger Agreement contains certain termination rights, including our right to terminate the Merger Agreement to accept a Company Superior Proposal (as defined in the Merger Agreement), subject to specified limitations, and provides that, if the Board (acting upon the recommendation of the Special Committee) or the Special Committee authorizes us to terminate the Merger Agreement in order to accept a superior proposal, we will be required to pay the Parent a termination fee of $9,450,000.

The announcement or pendency of the proposed Merger may adversely affect our business relationships, operating results, and business generally, and the proposed transaction may disrupt our current plans and operations.
Our business relationships, operating results and business generally may be subject to material risks of disruption resulting from the announcement and pendency of the Merger. Our Program Partners or other parties with whom we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us. Our employees may experience uncertainty about their future roles with us following the Merger. The attention of our management may be directed toward completion of the Merger, integration planning and transaction-related considerations and may be diverted from the company’s day-to-day business operations and, following the completion of the Merger, the attention of our management may also be diverted to such matters. We may experience negative reactions from our stockholders. Further, as a result of disruptions in our current business operations in connection with the Merger and the uncertainty surrounding the conduct of our business following the completion of the Merger, we may not be able to fully implement our business plan and/or may lose key Program Partners.
These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, reputational harm, litigation against us or our directors and officers, and a negative impression of us in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our business relationships, operating results, stock price and business generally.

Our ability to retain and hire key personnel in light of the proposed Merger.
Our employees may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them or to hire new employees. While the Merger is pending, we may not be able to hire qualified personnel to replace any key employees that may depart to the same extent that we have been able to in the past. In addition, if the Merger is not completed, we may also encounter challenges in hiring qualified personnel to replace key employees that may depart subsequent to the Merger announcement. Because we depend on the experience and industry knowledge of our executives and other key personnel to execute our business plans, we may therefore experience difficulty in meeting our strategic objectives while the Merger is pending or after it is consummated.

Efforts to consummate the proposed Merger may divert management’s attention from our ongoing business operations.
We have expended, and expect to continue to expend, significant management resources to consummate the Merger. While acting to consummate the Merger, the attention of our management may be diverted away from the day-to-day operations of our business, including implementing initiatives to improve performance, execution of existing business plans and pursuing other beneficial opportunities. This diversion of management resources could disrupt our operations and may have an adverse effect on the respective businesses, financial conditions, results of operations and cash flows of us or the merged entity after the effective time of the Merger.

Potential litigation relating to the proposed Merger that could be instituted against Altaris, us, or our directors, managers, or officers.
Regardless of the outcome of any litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and/or operating results. Furthermore, if the Merger is not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could negatively impact the trading price of our Common Stock, impair our ability to recruit or retain employees, damage our relationships with Program Partners, or otherwise materially harm our operations and financial performance.

Certain restrictions during the pendency of the proposed Merger that may impact our ability to pursue certain business opportunities or strategic transactions.
Upon our entry into the Merger Agreement, we became subject to customary exclusivity and “no shop” restrictions that restrict our ability to solicit proposals from, provide information to, and engage in discussions with, any third parties with respect to a proposed acquisition. Subject to certain customary “fiduciary out” exceptions, the Special Committee and the Board are required to recommend that our stockholders vote in favor of the adoption of the Merger Agreement and the approval of the Merger and the other transactions contemplated thereby. However, the Board (acting on the recommendation of the Special Committee) or the Special Committee may, prior to the receipt of the requisite stockholder approvals, make an adverse recommendation change in connection with a certain Company Superior Proposals (as defined in the Merger Agreement) or Intervening Event (as defined in the Merger Agreement) if we comply with certain notice and other requirements set forth in the Merger Agreement, including the payment of a termination fee.

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
We source a significant amount of our premiums from our Program Partners, which are generally MGAs and insurance companies. Historically, we have focused our business on a limited group of core Program Partners and have sought to grow the business by expanding existing Program Partner relationships and selectively adding new Program Partners. For the years ended December 31, 2022 and 2021, approximately 50% and 46% of our gross written premiums were derived from our top ten Program Partners, respectively.
A significant decrease in business from, or the entire loss of, any of our largest Program Partners or several of our other Program Partners may materially adversely affect our business, financial condition and results of operations.

Our business is subject to significant geographic concentration, as nearly half of our gross written premiums are written in three key states.
For the year ended December 31, 2022, we derived approximately 25%, 14% and 7%, respectively, of our gross written premiums in the states of California, Texas and Michigan. As a result, our financial results are subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions including any single, major catastrophic event, series of events or other condition causing significant losses in California, Texas and Michigan, could materially adversely affect our business, financial condition and results of operations.

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
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, the ongoing impacts related to economic disruptions from COVID-19 and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Prolonged and high unemployment that reduces the payrolls of our insureds could reduce the premiums that we are able to collect. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure and may adversely affect our opportunities to underwrite profitable business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Although SVB held less than 2% of the Company’s cash and cash equivalents when placed into receivership, causing the Company to conclude that these events are not material to the Company, we may be unable to access the portion of these funds in excess of levels insured by the FDIC in a timely manner, if at all. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be impaired and could have a material adverse effect on our business and financial condition. In addition, if any of our Program Partners or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Negative developments in the workers’ compensation insurance industry could adversely affect our business, financial condition and results of operations.
Although we engage in other businesses, 56.6% of our gross written premiums for the year ended December 31, 2022, were attributable to workers’ compensation insurance policies providing both primary and excess coverage. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a material adverse effect on our business, financial condition and results of operations. For example, if one of our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, this could materially and adversely affect our business, financial condition and results of operations.

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
In addition, the NAIC and state legislatures and regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to insurers. Our insurance company subsidiaries are subject to regulation in Kansas, California, Utah, Arkansas and South Carolina. The Kansas Insurance Department, the California Department of Insurance, the Utah Insurance Department, the Arkansas Department of Insurance and the South Carolina Department of Insurance, the primary regulators of our insurance company subsidiaries, have adopted regulations implementing a requirement under the Kansas, California, Utah, Arkansas and South Carolina insurance laws, respectively, for insurance holding companies to adopt a formal enterprise risk management ("ERM") function and to file an annual enterprise risk report. The regulations also require domestic insurers to conduct an Own Risk and Solvency Assessment ("ORSA") and to submit an ORSA summary report prepared in accordance with the NAIC’s ORSA Guidance Manual. While we operate within an ERM framework designed to assess and monitor our risks, we may not be able to effectively review and monitor all risks, our employees may not all operate within the ERM framework and our ERM framework may not result in our accurately identifying all risks and limiting our exposures based on our assessments.

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
Our primary market risk exposures are to changes in interest rates. See "Item 7A — Quantitative and Qualitative Disclosures About Market Risk." A protracted low interest rate environment would place pressure on our net investment income, which, in turn, may adversely affect our profitability. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
Our business is exposed to the risk of pandemics, outbreaks, public health crises, and geopolitical and social events, and their related effects. We are closely monitoring the impact of the COVID-19 pandemic and the related economic impact on all aspects of our business. If pandemics, outbreaks and other events occur or re-occur for a significant length of time, and measures that are put into place by various governmental authorities to stabilize the economy are not effective, our business, financial condition, and results of operations may be materially adversely affected.
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

In addition, dividends payable from our insurance company subsidiaries without the prior approval of the applicable insurance commissioner are limited to the greater of 10% of (a) Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (b) 100% of net income during the applicable twelve-month period (not including realized gains); in Utah, the lesser of 10% of (x) ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department, or (y) 100% of net income during the applicable twelve-month period (not including realized gains); in Arkansas, the lesser of (aa) 10% of BSIC's surplus as shown on the last statutory financial statement on file with the Arkansas Insurance Department, or (bb) 100% of net income during the applicable twelve-month period (not including realized capital gains); and in South Carolina, the greater of 10% of earned surplus or 100% of net income from operations. As of December 31, 2022, the maximum amount of unrestricted dividends that our insurance company subsidiaries could pay to us without approval was approximately $17 million. Our insurance company subsidiaries may be unable to pay dividends in the future, and the limitations of such dividends could adversely affect our business, liquidity or financial condition.

We may have exposure to losses from acts of terrorism as we are required by law to provide certain coverage for such losses.
U.S. insurers are required by state and federal law to offer coverage for acts of terrorism in certain commercial lines, including workers’ compensation. The Terrorism Risk Insurance Act, as extended by the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") requires commercial P&C insurance companies to offer coverage for acts of terrorism, whether foreign or domestic. On December 20, 2019, the Terrorism Risk Insurance Program Reauthorization Act of 2019 was signed into law, extending TRIPRA for seven years through December 31, 2027. The likelihood and impact of any terrorist act is unpredictable, and the ultimate impact on us would depend upon the nature, extent, location and timing of such an act. Although we reinsure a portion of the terrorism risk we retain under TRIPRA, our terrorism reinsurance does not provide full coverage for an act stemming from nuclear, biological or chemical terrorism. To the extent an act of terrorism, whether a domestic or foreign act, is certified by the Secretary of Treasury, we may be covered under TRIPRA of our losses for certain P&C lines of insurance. However, any such coverage would be subject to a mandatory deductible based on 20% of earned premium for the prior year for the covered lines of commercial P&C insurance. Based on our 2022 earned premiums, our aggregate deductible under TRIPRA during 2023 is approximately $95 million. The federal government will then reimburse us for losses in excess of our deductible, which will be 80% of losses in 2022.

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for corporations with average annual adjusted financial statement income over a three-tax-year period in excess of $1 billion and is effective for the tax years beginning after December 31, 2022, a 1% excise tax on stock repurchases made by publicly traded U.S. corporations after December 31, 2022 and business tax credits and incentives for the development of clean energy projects and the production of clean energy. At this time, we do not expect the IRA will have a material impact on our consolidated financial statements. We continue to evaluate its impacts as new information and guidance becomes available.

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
Following the July 2017 announcement by the U.K. Financial Conduct Authority that it would stop persuading or compelling banks to report information used to set LIBOR by the end of 2021, the U.S. dollar LIBOR publication is scheduled to end by June 30, 2023. Since 2017, actions by regulators have resulted in efforts to establish alternative reference rates to LIBOR in several major currencies. The Alternative Reference Rate Committee, a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Funding Rate ("SOFR") as its preferred alternative rate for U.S. dollar LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The Federal Reserve Bank of New York began publishing daily SOFR in April 2018. Development of broadly accepted methodologies for transitioning from LIBOR, an unsecured forward-looking rate, to SOFR, a secured rate based on historical transactions, is ongoing.
The Company continues to monitor and assess the potential impacts of the discontinuation of LIBOR, which will vary depending on (1) existing contract language to determine a LIBOR replacement rate, referred to as "fallback provisions," in individual contracts and (2) whether, how, and when industry participants develop and widely adopt new reference rates and fallback provisions for both existing and new products or instruments. At this time, it is not possible to predict how markets will respond to these new rates and the effect that the discontinuation of LIBOR might have on new or existing financial instruments. If LIBOR ceases to exist or is found by regulators to no longer be representative, outstanding contracts with interest rates tied to LIBOR may be adversely affected. This may impact our results of operations through a reduction in value of some of our LIBOR referenced floating rate investments and an increase in the interest we pay on our secured credit facility. Additionally, any discontinuation of or transition from LIBOR may impact pricing, valuation and risk analytic processes.

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
The trading market for our Common Stock will be influenced by the research and reports that equity research and other securities analysts publish about us, our business and our industry. We do not have control over these analysts, and we may be unable or slow to attract research coverage. One or more analysts could issue negative recommendations with respect to our Common Stock or publish other unfavorable commentary or cease publishing reports about us, our business or our industry. If one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our Common Stock price could decline rapidly and our Common Stock trading volume could be adversely affected.

Our principal stockholders will be able to exert significant influence over us and our corporate decisions.
Our principal stockholders, the Altaris Funds, hold approximately 47% of our Common Stock as of December 31, 2022. As a result, our principal stockholders are able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Our principal stockholders may also have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders' interests.
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
Under applicable Kansas, California, Arkansas, South Carolina and Utah insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is first obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquirer, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Kansas, California, Arkansas, South Carolina and Utah insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of that state’s domiciled insurer. Accordingly, the acquisition of ten percent or more of our Common Stock would be considered an indirect change of control of the Company, and would trigger the applicable change of control filing requirements under Kansas, California, Arkansas South Carolina and Utah insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Kansas Insurance Department, the California Department of Insurance and the Utah Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of the Company., including through transactions that some or all of the stockholders of the Company may consider to be desirable. See "Item 1. Business—Regulation."

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
The Altaris Funds are in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us, and the Altaris Funds do not have an obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of the Altaris Funds were to enter into or acquire a business similar to ours. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the Altaris Funds to themselves, their portfolio companies or their other affiliates instead of to us.

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
We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; (iii) the date we qualify as a "large accelerated filer," which requires that (A) the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year, (B) we have been a public reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act") for at least twelve calendar months and (C) we have filed at least one annual report on Annual Report on Form 10-K; and (iv) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering.
We expect to continue to avail ourselves of the emerging growth company exemptions described above. As a result, the information that we provide to stockholders will be less comprehensive than what you might receive from other public companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an "emerging growth company," our consolidated financial statements may not be comparable to companies that currently comply with these accounting standards.
We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Consequently, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. Because our consolidated financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our Common Stock. We cannot predict if investors will find our Common Stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting beginning. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. See also "We are an 'emerging growth company' within the meaning of the Securities Act and have elected to take advantage of reduced disclosure requirements and other exemptions applicable to emerging growth companies." Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act. During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our Common Stock listing on the Nasdaq to be suspended or terminated, which could have a negative effect on the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own our corporate headquarters building and land in Wayzata, Minnesota which has approximately 25,229 square feet of office space. As of December 31, 2022, we leased office space in 12 states. We believe that our existing office space is adequate for our current needs.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Stockholder Dividends

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol "TIG." As of March 13, 2023, there were 36 holders of record of our Common Stock.

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

Performance Graph

The following performance graph compares the cumulative total stockholder return of an investment in (1) our Common Stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from July 16, 2020 in our stock (the date our Common Stock began trading on Nasdaq) or June 30, 2020 for the indices through December 31, 2022.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

$175
$150
$125
$100
$75
$50
$25
7/16/20
12/31/20
12/31/21
12/31/22
Trean Insurance Group, Inc.
Nasdaq Composite
Nasdaq Insurance

	July 16, 2020	December 31, 2020	December 31, 2021	December 31, 2022
Trean Insurance Group, Inc	$100.00	$84.46	$57.45	$38.68
Nasdaq Composite Index	100.00	128.62	157.14	106.02
Nasdaq Insurance Index	100.00	98.72	79.62	74.26

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

The following discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 is qualified by reference to and should be read in conjunction with the accompanying consolidated financial statements and the related notes included herein. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors described in the section "Item 1A — Risk Factors." Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See "Forward-Looking Statements."

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

Pending Merger

As previously disclosed, on December 15, 2022, we entered into the Merger Agreement, by and among the Company, Parent and Merger Sub providing for the acquisition of the Company by affiliates of Altaris, subject to the terms and conditions set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company effective as of the effective time of the Merger. As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly-owned subsidiary of Parent.

As a result of the Merger, at the Effective Time, subject to any applicable withholding taxes, each share of our Common Stock, issued and outstanding immediately prior to the Effective Time, other than Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive $6.15 in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to: (i) the adoption of the Merger Agreement and approval of the Merger and the other transactions by (x) the holders representing a majority of the aggregate voting power of the outstanding shares of our Common Stock beneficially owned by the Unaffiliated Stockholders (as defined in the Merger Agreement) entitled to vote thereon as well as (y) the holders representing a majority of the aggregate voting power of the outstanding shares of

Common Stock entitled to vote thereon; (ii) all required insurance regulatory approvals (or the applicable regulatory authorities’ non-objection to requests for exemptions in respect thereof) shall have been obtained; (iii) the expiration or termination of any applicable waiting period (or any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the absence of any restraint or law preventing or prohibiting the consummation of the Merger; (v) the accuracy of Parent’s, Merger Sub’s, and the Company’s representations and warranties (subject to certain materiality qualifiers); (vi) Parent’s, Merger Sub’s, and the Company’s compliance in all material respects with their respective obligations under the Merger Agreement; and (vii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement.

Merger-related expenses recognized during the year ended December 31, 2022 were approximately $3,081 and are included in other expenses in the consolidated statements of operations.

See "Part I—Item 1A Risk Factors—Risks Related to the Proposed Merger" for a discussion of certain risks related to the Merger.

Initial Public Offering and Reorganization

On July 20, 2020, Trean Insurance Group, Inc. closed the sale of 10,714,286 shares of Common Stock in the IPO, comprised of 7,142,857 shares issued and sold by Trean Insurance Group, Inc. and 3,571,429 shares sold by selling stockholders. On July 22, 2020, Trean Insurance Group, Inc. closed the sale of an additional 1,207,142 shares by certain selling stockholders in the IPO pursuant to the exercise of the underwriters’ option to purchase additional shares to cover over-allotments. The aggregate proceeds to the Company from all shares sold by the Company in the IPO were approximately $107,142 and the aggregate IPO proceeds from all shares sold by the selling stockholders in the IPO were approximately $71,678. The shares began trading on the Nasdaq Global Select Market on July 16, 2020 under the symbol "TIG."

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

Secondary Offering of Common Stock

On May 19, 2021, we closed the sale of 5,000,000 shares of its common stock, comprised entirely of shares sold by selling stockholders. We did not receive any proceeds from the sale of shares of our Common Stock by the selling stockholders in this offering. As a result of this offering, the Altaris Funds no longer beneficially own more than 50% of our outstanding Common Stock, and we are no longer a "controlled company" within the meaning of the Nasdaq listing rules.

Acquisition of Western Integrated Care

Effective July 6, 2021, Trean Corp acquired 100% ownership of WIC for a total purchase price of $5,500. WIC is a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment.

Acquisition of Compstar

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar, a holding company, along with its wholly owned subsidiary Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of our Common Stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. As of the acquisition date, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321. As a result, the Company recorded a gain of $69,846 from the remeasurement of its previous equity interest, which is included in gain on revaluation of Compstar investment on the consolidated statement of operations. The fair value of the Company’s previous equity interest was revalued on the acquisition date using the market price of the shares issued as consideration for the acquisition.

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

Interest expense: Interest expense consists primarily of interest paid on (i) our term loan facility and (ii) our surplus notes (See "Financial Condition, Liquidity and capital resources — Debt and Credit Agreements").

Goodwill impairment: The goodwill impairment charge relates to the excess carrying amount of the Company's net assets compared to their estimated fair value. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred.

Other income: Other income consists primarily of sublease revenue and other miscellaneous income items.

Key Metrics

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Underwriting income is a non-GAAP financial measure defined as income before taxes excluding net investment income, investment revaluation gains, net realized gains or losses, intangible asset amortization, goodwill impairment, noncash stock compensation, noncash changes in fair value of embedded derivatives, interest expense, other revenue and other income and expenses. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of underwriting income to income before taxes in accordance with GAAP.

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of certain items, including noncash intangible asset amortization and stock compensation, goodwill impairment, noncash changes in fair value of embedded derivatives, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. See "Reconciliation of Non-GAAP Financial Measures" for a reconciliation of adjusted net income to net income in accordance with GAAP.

Loss ratio, expressed as a percentage, is the ratio of losses and LAE to net earned premiums.

Expense ratio, expressed as a percentage, is the ratio of total general and administrative expenses to net earned premiums.

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

Results of Operations

This section of Form 10-K generally discusses fiscal year 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of fiscal year 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Item 7 of Part II of our 2020 Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on March 16, 2022 and which is available free of charge on the SEC's website at https://www.sec.gov and our website at https://www.trean.com, on the Investor Relations’ page under “Financial Info—Annual Reports.”

Consolidated Results of Operations for the Year Ended December 31, 2022 Compared to December 31, 2021

The following table summarizes our results of operations for the year ended December 31, 2022 and 2021:

	Year Ended December 31,		Change	Percentage Change (1)
(in thousands, except for percentages)	2022	2021
Revenues
Gross written premiums	$651,303	$634,164	$17,139	2.7%
Increase in gross unearned premiums	(9,074)	(61,911)	52,837	(85.3)%
Gross earned premiums	642,229	572,253	69,976	12.2%
Ceded earned premiums	(357,605)	(373,573)	15,968	(4.3)%
Net earned premiums	284,624	198,680	85,944	43.3%
Net investment income	10,087	8,721	1,366	15.7%
Net realized gains	285	49	236	NM
Other revenue	8,246	10,240	(1,994)	(19.5)%
Total revenue	303,242	217,690	85,552	39.3%
Expenses
Losses and loss adjustment expenses	203,877	130,772	73,105	55.9%
General and administrative expenses	86,210	54,706	31,504	57.6%
Other expenses	3,349	845	2,504	NM
Intangible asset amortization	5,998	5,826	172	3.0%
Noncash stock compensation	1,496	1,522	(26)	(1.7)%
Interest expense	3,270	1,685	1,585	94.1%
Goodwill impairment (2)	76,053	—	76,053	NM
Total expenses	380,253	195,356	184,897	94.6%
Gains (losses) on embedded derivatives	12,024	2,226	9,798	NM
Other income	106	219	(113)	(51.6)%
Income (loss) before taxes	(64,881)	24,779	(89,660)	NM
Income tax expense	1,074	5,449	(4,375)	(80.3)%
Net income (loss)	$(65,955)	$19,330	$(85,285)	NM

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.
(2) See "Financial Condition, Liquidity and Capital Resources—Financial Condition—Goodwill and intangible asset valuation" below for additional information.

	Year Ended December 31,
(in thousands, except for percentages)	2022	2021
Key metrics:
Underwriting income (loss) (1)	$(5,463)	$13,202
Adjusted net income (1)	$7,860	$22,132
Loss ratio	71.6%	65.8%
Expense ratio	30.3%	27.5%
Combined ratio	101.9%	93.3%
Return on equity	(17.9)%	4.6%
Adjusted return on equity (1)	2.1%	5.3%
Return on tangible equity (1)	(34.0)%	9.7%
Adjusted return on tangible equity (1)	4.1%	11.0%

(1) Adjusted net income, adjusted return on equity, return on tangible equity, adjusted return on tangible equity and underwriting income are non-GAAP financial measures. See “Reconciliation of Non-GAAP Financial Measures” below for a reconciliation to the applicable GAAP measure.

The table below shows the total premiums earned on a gross and net basis for the respective annual periods:

	Year Ended December 31,			Percentage Change (1)
(in thousands, except percentages)	2022	2021	Change
Revenues:
Gross written premiums	$651,303	$634,164	$17,139	2.7%
Increase in gross unearned premiums	(9,074)	(61,911)	52,837	(85.3)%
Gross earned premiums	642,229	572,253	69,976	12.2%
Ceded earned premiums	(357,605)	(373,573)	15,968	(4.3)%
Net earned premiums	$284,624	$198,680	$85,944	43.3%

(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.

Gross written premiums: Gross written premiums increased $17,139, or 2.7%, to $651,303 for the year ended December 31, 2022, compared to $634,164 for the year ended December 31, 2021. The increase reflects the growth in our Program Partner business. Gross written premium included the following:

Workers' compensation represented 56.6% of total gross written premiums for the year ended December 31, 2022, compared to 59.4% for the year ended December 31, 2021. Workers' compensation gross written premiums decreased $8,411, or 2.2%, to $368,408 compared with $376,819 for the year ended December 31, 2021, reflecting the intentional decrease in California business that resulted from the Company's measures undertaken to reduce certain unfavorable risks in 2021 in keeping with our overall strategy to prioritize underwriting discipline.

All other non-workers' compensation liability represented 43.4% of our gross written premiums for the year ended December 31, 2022, compared to 40.6% for the year ended December 31, 2021. All other non-workers' compensation liability gross written premiums increased $25,550, or 9.9%, to $282,895 for the year ended December 31, 2022 compared with $257,345 for the year ended December 31, 2021. The increase is due primarily to growth in our accident & health, commercial, and commercial auto lines, partially offset by decreases in our other liability and homeowners lines, which are a result of continued line of business diversification.

Gross earned premiums: Gross earned premiums increased $69,976, or 12.2%, to $642,229 for the year ended December 31, 2022, compared to $572,253 for the year ended December 31, 2021. The increase reflects the increase in gross written premiums of $17,139 and the change in the increase in gross unearned premiums of $52,837. Gross earned premiums as a percentage of gross written premiums was 98.6% for the year ended December 31, 2022, compared to 90.2%, for the year ended December 31, 2021.

Ceded earned premiums: Ceded earned premiums decreased $15,968, or 4.3%, to $357,605 for the year ended December 31, 2022, compared to $373,573 for the year ended December 31, 2021, reflecting the Company's strategic decision to retain more gross written premiums. This resulted in total ceded earned premiums as a percentage of gross earned premiums of 55.7% for the year ended December 31, 2022, compared to 65.3% for the year ended December 31, 2021.

Net earned premiums: Net earned premiums increased $85,944, or 43.3%, to $284,624 for the year ended December 31, 2022, compared to $198,680 for the year ended December 31, 2021. The increase is primarily due to the growth in gross earned premiums as described above and the Company's strategic decision to retain more gross written premiums.

Net investment income: Net investment income increased $1,366, or 15.7%, to $10,087 for the year ended December 31, 2022, compared to $8,721 for the year ended December 31, 2021. The increase reflects the reinvestment of cash flows from lower to higher yielding investments in a rising interest rate environment and having a larger average investment balance which included the investment of the surplus notes proceeds. The increase was partially offset by unrealized losses of $4,797 on equity securities.

Net realized gains: Net realized gains were $285 for the year ended December 31, 2022, compared to $49 for the year ended December 31, 2021. Net realized gains for the year ended December 31, 2022 includes earn-out proceeds received of $1,415 related to the Company's sale of TRI in 2021. The net realized gain was offset by a repositioning strategy to sell lower-yielding assets and purchase higher-yielding investments resulting in a realized loss of $1,022 during the first quarter of 2022.

Other revenue: Other revenue decreased $1,994, or 19.5%, to $8,246 for the year ended December 31, 2022, compared to $10,240 for the year ended December 31, 2021. The decrease is primarily driven by a decrease in brokerage revenue of $1,331, due to lower placement fees reflecting the Company's increase in retention during the year. In addition, managing general agent fees, third-party administrator fees, consulting and other fee-based revenue were all lower during the year.

Losses and loss adjustment expenses: Losses and LAE increased $73,105, or 55.9%, to $203,877 for the year ended December 31, 2022, compared to $130,772 for the year ended December 31, 2021. The increase is primarily attributable to the growth in earned premiums and the increased retention experienced during 2022. The Company's retention rate increased to 44.3% in 2022 compared to 34.7% in 2021. The Company's loss ratio was 71.6% for the year ended December 31, 2022 compared to 65.8% for the year ended December 31, 2021. The loss ratio increase reflects elevated losses on our owned businesses and also reflects the impact of unfavorable development relating primarily to the 2021 accident year and its effect on expected losses for 2022.

General and administrative expenses: General and administrative expenses increased $31,504, or 57.6%, to $86,210 for the year ended December 31, 2022, compared to $54,706 for the year ended December 31, 2021. This resulted in an expense ratio of 30.3% for the year ended December 31, 2022, compared to 27.5% for the year ended December 31, 2021.

The table below shows the components of general and administrative expenses for:

	The year ended December 31,
	2022	2021	Change
Direct commissions	$114,866	$105,965	$8,901
Ceding commissions	(102,759)	(120,688)	17,929
Net commissions	12,107	(14,723)	26,830
Insurance-related expenses	22,790	20,732	2,058
General and administrative operating expenses	51,313	48,697	2,616
Total general and administrative expenses	$86,210	$54,706	$31,504

General and administrative expenses — % of gross written premiums	7.9%	7.7%	0.2%
Retention rate (1)	44.3%	34.7%	9.6%
Direct commission rate (2)	17.9%	18.5%	(0.6)%
Ceding commission rate (3)	28.7%	32.3%	(3.6)%

(1) Net earned premium as a percentage of gross earned premiums.
(2) Direct commissions as a percentage of gross earned premiums.
(3) Ceding commissions as a percentage of ceded earned premiums.

Direct commissions increased $8,901 primarily due to an increase in gross earned premiums. Ceding commissions decreased $17,929 due to an increase in retention. Insurance-related expenses increased $2,058 primarily as a result of the increase in gross earned premiums. General and administrative operating expenses increased $2,616, reflecting (i) an increase in salaries and benefits of $2,945, which related primarily to a general increase in salaries and higher health insurance costs; (ii) an increase in travel expense of $429; and (iii) a decrease in professional fees of $332.

Other expenses: Other expenses were $3,349 for the year ended December 31, 2022 which primarily relates to merger-related expenses of approximately $3,081 and management transition costs of $268. Other expenses for the year ended December 31, 2021 were $845 which primarily relates to secondary offering costs of $555 and executive transition costs totaling $290.

Intangible asset amortization: Intangible asset amortization increased $172 to $5,998 for the year ended December 31, 2022, compared to $5,826 for the year ended December 31, 2021. The increase is primarily driven by the addition of intangible assets acquired in the acquisition of WIC in the third quarter of 2021.

Noncash stock compensation: Noncash stock compensation was $1,496 and $1,522 for the years ended December 31, 2022 and 2021. Expenses incurred during both periods relates to the fair value of restricted stock units and stock options granted under the Company's 2020 Omnibus Plan amortized over appropriate and applicable vesting periods.

Interest expense: Interest expense increased $1,585, or 94.1%, to $3,270 for the year ended December 31, 2022, compared to $1,685 for the year ended December 31, 2021. The increase includes additional interest expense of $1,222 related to the Surplus Notes issued during the third quarter of 2022. The remainder of the increase was due to higher interest rates on our variable rate Secured Credit Facility during the year ended December 31, 2022.

Goodwill impairment: A goodwill impairment charge of $76,053 was recognized during the year ended December 31, 2022. As a result of the Merger Agreement, the estimation of the nonrecurring fair value measurement of the Company based on the implied equity value of the Company at the negotiated purchase price of $6.15 per common share.

Gains (losses) on embedded derivatives:

The table below shows the components of gains (losses) on embedded derivatives for the years ended December 31, 2022 and 2021.

	The Year Ended December 31,
	2022	2021	Change
Change in fair value of embedded derivatives	$15,682	$4,666	$11,016
Effect of net investment income on funds held investments	(3,668)	(2,338)	(1,330)
Effect of realized losses (gains) on funds held investments	10	(102)	112
Gains on embedded derivatives	$12,024	$2,226	$9,798

Gains on embedded derivatives were $12,024 for the year ended December 31, 2022, compared to $2,226 for the year ended December 31, 2021. The increased gain of $9,798 reflected the change in the fair value of the embedded derivatives of $11,016 and the effect of realized losses on funds held investments of $112, partially offset by the effect of investment income on funds held investments of $1,330.

Income tax expense: Income tax expense was $1,074 for the year ended December 31, 2022, which resulted in an effective tax rate of (1.7)%, compared to $5,449 for the year ended December 31, 2021, which resulted in an effective tax rate of 22.0%. The effective tax rate differed from the statutory rate of 21% for the year ended December 31, 2022 primarily due to the non-deductible costs incurred in connection with the Merger Agreement and the non-deductible portion of the goodwill impairment charge. The increase in the effective tax rate from the statutory rate of 21% for the year ended December 31, 2021 is primarily due to the impact of recording our 2020 tax return accrual to return true up in the third quarter.

Reconciliation of Non-GAAP Financial Measures

Underwriting income (loss)

We define underwriting income (loss) as income (loss) before taxes excluding net investment income, noncash changes in fair value of embedded derivatives, investment revaluation gains, net realized capital gains or losses, noncash intangible asset amortization, goodwill impairment, noncash stock compensation, interest expense, other revenue and other income and expenses. Underwriting income (loss) represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to the above listed items. We use this metric because we believe it gives our management and other users of our financial information useful insight into our underwriting business performance by adjusting for these expenses and sources of income. Underwriting income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Year Ended December 31,		Percentage Change (1)
(in thousands, except percentages)	2022	2021
Net income (loss)	$(65,955)	$19,330	NM
Income tax expense	1,074	5,449	(80.3)%
Income (loss) before taxes	(64,881)	24,779	NM
Other revenue	(8,246)	(10,240)	(19.5)%
Change in fair value of embedded derivatives	(12,024)	(2,226)	NM
Net investment income	(10,087)	(8,721)	15.7%
Realized gain on sale of investments	(285)	(49)	NM
Interest expense	3,270	1,685	94.1%
Other expenses	3,349	845	NM
Goodwill impairment (2)	76,053	—	NM
Intangible asset amortization	5,998	5,826	3.0%
Noncash stock compensation	1,496	1,522	(1.7)%
Other income	(106)	(219)	(51.6)%
Underwriting income (loss)	$(5,463)	$13,202	(141.4)%
(1) The Company defines increases or decreases greater than 200% as "NM" or not meaningful.
(2) See "Financial Condition, Liquidity and Capital Resources—Financial Condition—Goodwill and intangible asset valuation" below for additional information.

Adjusted net income (loss)

We define adjusted net income (loss) as net income (loss) excluding the impact of certain items, including noncash intangible asset amortization, stock compensation, goodwill impairment, noncash changes in fair value of embedded derivatives, other expenses and gains or losses that we believe do not reflect our core operating performance, which items may have a disproportionate effect in a given period, affecting comparability of our results across periods. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using an expected effective tax rate for the applicable years. We use adjusted net income (loss) as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance by eliminating the effects of these items. Adjusted net income (loss) should not be viewed as a substitute for net income (loss) calculated in accordance with GAAP, and other companies may define adjusted net income (loss) differently.

	Year Ended December 31,		Percentage Change (1)
(in thousands, except percentages)	2022	2021
Net income (loss)	$(65,955)	$19,330	NM
Intangible asset amortization	5,998	5,826	3.0%
Noncash stock compensation	1,496	1,522	(1.7)%
Change in fair value of embedded derivatives	(15,682)	(4,666)	NM
Unrealized losses on equity securities	4,797	—	NM
Realized loss (gain) on sale of investment	(1,415)	112	NM
Other expenses	3,349	845	NM
Goodwill impairment (2)	76,053	—	NM
Total adjustments	74,596	3,639	NM
Tax impact of adjustments	(781)	(837)	(6.7)%
Adjusted net income	$7,860	$22,132	(64.5)%
(1) the Company defines increases or decreases greater than 200% as "NM" or not meaningful.

(2) See "Financial Condition, Liquidity and Capital Resources—Financial Condition—Goodwill and intangible asset valuation" below for additional information.

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

	Year Ended December 31,
	2022	2021
Adjusted return on equity calculation:
Numerator: adjusted net income	$7,860	$22,132
Denominator: average equity	368,464	416,008
Adjusted return on equity	2.1%	5.3%
Return on equity	(17.9)%	4.6%

Return on tangible equity and adjusted return on tangible equity

We define tangible stockholders' equity as stockholders' equity less goodwill and other intangible assets. We define return on tangible equity as net income (loss) expressed on an annualized basis as a percentage of average beginning and ending tangible stockholders' equity during the period. We define adjusted return on tangible equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending tangible stockholders' equity during the period. We regularly evaluate acquisition opportunities and have historically made acquisitions that affect stockholders' equity. We use return on tangible equity and adjusted return on tangible equity as internal performance measures in the management of our operations because we believe they give our management and other users of our financial information useful insight into our results of operations and our underlying business performance by adjusting for the effects of acquisitions on our stockholders' equity and, in the case of adjusted return on tangible equity, by adjusting for the items that we believe do not reflect our core operating performance and that may diminish comparability across periods. Return on tangible equity and adjusted return on tangible equity should not be viewed as a substitute for return on equity or return on tangible equity, respectively, calculated in accordance with GAAP, and other companies may define return on tangible equity and adjusted return on tangible equity differently.

	Year Ended December 31,
	2022	2021
Return on tangible equity calculation:
Numerator: net income (loss)	$(65,955)	$19,330
Denominator:
Average stockholders' equity	368,464	416,008
Less: average goodwill and other intangible assets	174,436	215,709
Average tangible stockholders' equity	194,028	200,299
Return on tangible equity	(34.0)%	9.7%
Return on equity	(17.9)%	4.6%

	Year Ended December 31,
	2022	2021
Adjusted return on tangible equity calculation:
Numerator: adjusted net income	$7,860	$22,132
Denominator: average tangible equity	194,028	200,299
Adjusted return on tangible equity	4.1%	11.0%
Return on equity	(17.9)%	4.6%

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

The maximum amount of dividends the insurance subsidiaries were able to pay us during 2022 without regulatory approval is approximately $17 million. Insurance regulators have broad powers to ensure that statutory surplus remains at adequate levels, and there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted. In the future, state insurance regulatory authorities that have jurisdiction over the payment of dividends by the insurance subsidiaries may adopt statutory provisions more restrictive than those currently in effect.

Our insurance subsidiaries are also required by state law to maintain a minimum level of policyholder's surplus. Kansas, Utah, Arkansas and South Carolina utilize a risk-based capital requirement as promulgated by the National Association of Insurance Commissioners. Such requirements are designed to identify the various business risks (e.g., investment risk, underwriting profitability risk, etc.) of insurance companies and their subsidiaries. As of December 31, 2022 and December 31, 2021, the total adjusted capital of our insurance subsidiaries was in excess of their respective prescribed risk-based capital requirements.

As of December 31, 2022, we had $107,991 in cash and cash equivalents, compared to $129,577 as of December 31, 2021.

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

	Year Ended December 31,
	2022	2021
Cash, cash equivalents and restricted cash provided by (used in):
Operating activities	$108,947	$94,359
Investing activities	(175,440)	(120,156)
Financing activities	45,583	(1,453)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,910)	$(27,250)

Operating Activities: Net cash provided by operating activities for the year ended December 31, 2022 was $108,947 compared to $94,359 for the same period in 2021. Net cash provided by operating activities includes net income (loss) as adjusted for depreciation and amortization, stock compensation, unrealized and realized gains and losses, bond amortization and accretion, the change in deferred income taxes, amortization of deferred financing costs and goodwill impairment. Net cash provided by operating activities during the year ended December 31, 2022 reflects increases in unpaid loss and loss adjustment expenses of $88,590, funds held under reinsurance agreements of $58,191, unearned premiums of $9,172 and reinsurance premiums payable of $5,731; and decreased prepaid reinsurance premiums of $5,142; partially offset by increases in reinsurance recoverables of $31,281, premiums and other receivable of $18,362, other assets of $11,553, income taxes receivable of $5,381 and accrued investment income of $1,382. Unpaid loss and loss adjustment expenses increased primarily due to growth in gross earned premiums, an increase in our 2022 loss ratio, and an increase in our retention. Funds held under reinsurance agreements increased due to a reduction in the derivatives and an increase in gross written premiums. The increases in premiums and other receivables and reinsurance recoverables were primarily a result of an increase in gross written premiums during the period. Other assets increased as a result of increases in our deferred acquisition costs and prepaid software.

Investing Activities: Net cash used in investing activities for the year ended December 31, 2022 was $175,440 compared to $120,156 for the same period in 2021. Net cash used in investing activities for the year ended December 31, 2022 includes $175,101 net cash used in the purchase and sale of investments and $339 in capital expenditures. Net cash used in investing activities for the year ended December 31, 2021 includes $116,247 net cash used in the purchase and sale of investments,
$3,795 in cash used in the acquisition of a subsidiary, net of cash received, and $346 in capital expenditures, partially offset by $232 received for the return of capital on equity method investments.

Financing Activities: Net cash provided by financing activities for the year ended December 31, 2022 was $45,583 compared to net cash used in financing activities of $1,453 for the year ended December 31, 2021. The cash provided by financing activities in 2022 primarily includes $48,455 of net cash proceeds received from the issuance of surplus notes, partially offset by principal payment made on the Company's debt of $1,650, an earn-out payment of $750 related to our 2021 acquisition of WIC, payments for deferred financing costs of $276 and a payment for our interest rate cap of $173. Cash used in financing activities in the prior year primarily included principal payment made on the Company's debt of $1,444.

Debt and Credit Agreements

First Horizon Credit Agreement

In April 2018, the Company entered into a credit agreement with First Horizon Bank that includes a term loan facility totaling $27.5 million and a revolving credit facility of $3.0 million. Borrowings are secured by substantially all of the assets of the Company and its subsidiaries.

On July 16, 2020, the Company entered into a new Second Amended and Restated Credit Agreement with First Horizon Bank that, among other things, extended the Company's credit facility for a period of five years through May 26, 2025 and increased its term loan facility by $11,707 resulting in a total term loan debt amount of $33,000 and a revolving credit facility of $2,000. On May 6, 2022, we entered into a First Amendment to the Credit Agreement to, among other things, facilitate the approval of certain internal distributions among the Company and certain of its subsidiaries as part of the Company’s overall capital management strategy. On September 28, 2022, we entered into a Second Amendment to the Credit Agreement that, among other things, replaced LIBOR as the benchmark rate with Term SOFR (as defined in the Credit Agreement), reduced the applicable margin under the Credit Agreement on Eurodollar loans from 4.50% to 3.50% and on ABR loans from 3.50% to 2.50%, and converted all extant Eurodollar loans under the Credit Agreement to Term SOFR loans. The loan has a variable interest rate plus applicable margin, which was 7.59%, 4.64% and 4.72% as of December 31, 2022, 2021 and 2020, respectively. The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. All equity securities of the Company's subsidiaries (other than Benchmark Holding Company and its subsidiaries) have been pledged as collateral.

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

The Surplus Notes are unsecured, subordinated debt obligations of the Company and are reflected as debt on our consolidated balance sheets. All payments of principal and interest, which accrues at the rate of 6.75% per year and is payable quarterly, on the Surplus Notes are subject to prior approval by the Commissioner of the Kansas Insurance Department.

Junior Subordinated Debt

In June 2006, the Trust issued 7,500 shares of preferred capital securities to Bear Stearns Securities Corp. and 232 common securities to Trean Corporation. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of the Subordinated Notes. The Subordinated Notes compromise the sole assets of the Trust. On October 7, 2020, Trean Corp redeemed all of the Subordinated Notes for a total payoff amount of $7,807.

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
See Note 15 of Notes to the Consolidated Financial Statements and "Critical Accounting Estimates" below for a discussion of estimates and assumptions related to the reserves for unpaid losses and loss adjustment expenses.

Credit facility

As of December 31, 2022, we had $29,288 principal outstanding on our term loan under the Second Amended and Restated Credit Agreement with First Horizon Bank. The loan has a variable interest rate of SOFR plus 3.50%, which was 7.59% as of December 31, 2022. The outstanding principal balance of the loan is to be repaid in quarterly installments that escalate from approximately $206 to $825 until March 2025. See Note 12 of the Notes to the Consolidated Financial Statements for further details regarding our credit facility.

Surplus Notes

As of December 31, 2022, we had $50,000 principal outstanding on our Surplus Notes due 2042. Interest on the Surplus Notes accrues at the rate of 6.75% per year, and is payable quarterly. See Note 12 of the Notes to the Consolidated Financial statements for further details regarding our Surplus Notes.

Operating lease obligations

As of December 31, 2022, we leased office space and equipment in 12 states. Our leases have remaining terms ranging from one month to 54 months and some of our leases include options to extend the lease for up to 5 years. Future expected cash obligations include $1,940, $1,064, $164, $44 and $2 during the years ended December 31, 2023, 2024, 2025, 2026 and 2027, respectively. See Note 17 of the Notes to the Consolidated Financial Statements for further details regarding our leases.

Financial condition

Stockholders' Equity

As of December 31, 2022, total stockholders' equity was $315,019, compared to $421,909 as of December 31, 2021, a decrease of $106,890. The decrease in stockholders' equity over the period was driven primarily by $108,362 of comprehensive loss. We had $2,279 of unrecognized stock compensation as of December 31, 2022 related to non-vested stock compensation granted. The Company recognized $1,496 of stock compensation during the year ended December 31, 2022.

Investment Portfolio

Our invested asset portfolio consists of fixed maturities, equity securities, other investments and short-term investments. The majority of the investment portfolio was comprised of fixed maturity securities of $552,243 at December 31, 2022, that were classified as available-for-sale. Available-for-sale investments are carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income.

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

The composition of our investment portfolio is shown in the following table as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$65,405	$62,552
Foreign governments	400	395
States, territories and possessions	17,310	15,854
Political subdivisions of states, territories and possessions	38,167	33,904
Special revenue and special assessment obligations	115,696	103,639
Industrial and public utilities	131,769	125,540
Commercial mortgage-backed securities	145,471	128,105
Residential mortgage-backed securities	26,716	25,112
Other loan-backed securities	53,231	51,613
Hybrid securities	6,233	5,529
Total fixed maturities	600,398	552,243
Equity securities	39,882	35,041
Total investments	$640,280	$587,284

	December 31, 2021
	Cost or Amortized Cost	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$41,434
Foreign governments	2,500	2,490
States, territories and possessions	10,593	10,766
Political subdivisions of states, territories and possessions	39,170	40,002
Special revenue and special assessment obligations	93,664	95,991
Industrial and public utilities	100,774	103,257
Commercial mortgage-backed securities	119,378	118,218
Residential mortgage-backed securities	16,549	17,368
Other loan-backed securities	41,236	41,425
Hybrid securities	105	110
Total fixed maturities	465,459	471,061
Equity securities	984	969
Total investments	$466,443	$472,030

The following table shows the percentage of the total estimated fair value of our fixed maturity securities as of December 31, 2022 and December 31, 2021 by credit rating category, using the lower of ratings assigned by Moody's Investor Service or S&P.

	December 31, 2022
(in thousands, except percentages)	Fair Value	% of Total
AAA	$106,254	19.2%
AA	312,903	56.7%
A	98,963	17.9%
BBB	30,122	5.5%
BB	3,965	0.7%
Below investment grade	36	—%
Total fixed maturities	$552,243	100.0%

	December 31, 2021
(in thousands, except percentages)	Fair Value	% of Total
AAA	$80,455	17.1%
AA	278,557	59.1%
A	77,097	16.4%
BBB	33,959	7.2%
BB	947	0.2%
Below investment grade	46	—%
Total fixed maturities	$471,061	100.0%

Critical Accounting Estimates

The consolidated financial statements included in this Annual Report include amounts based on the use of estimates and judgments of management. The Company's accounting policies are described in the Notes to the Consolidated Financial Statements. We identified the accounting estimates that are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates made in accordance with GAAP that are both reasonably likely to have or have had a material impact on our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant.

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

Our loss reserves, including the main components of such reserves, were as follows:

	December 31,
	2022	2021
Case reserves	$288,203	$256,383
IBNR reserves	344,707	287,937
Gross unpaid loss and loss adjustment expenses	632,910	544,320
Less: reinsurance recoverables on unpaid loss and loss adjustment expenses	(378,455)	(369,008)
Net unpaid loss and loss adjustment expenses	$254,455	$175,312

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

Investment fair value measurements
Our investments in fixed maturity securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income, net of deferred taxes. Our investments in equity securities are reported at fair value with unrealized gains and losses reported as net investment income in the Consolidated Statement of Operations. In determining the fair value of investments, we utilize a hierarchy based on the quality of inputs used to measure the fair value. The three levels of the fair value hierarchy are as follows:

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

As a result of the Merger Agreement entered into on December 15, 2022, the calculated fair value of the Company exceeded the book value and resulted in an impairment charge of $76,053 recognized during the year ended December 31, 2022. The fair value measurement was based on the implied equity value of the Company at the purchase price of $6.15 per common share.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk and interest rate risk. We do not have exposure to foreign currency exchange rate risk or commodity risk.

Credit risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Our risk management strategy and investment policy are to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2022, our fixed maturity portfolio had an average rating of "AA," with approximately 93.8% of securities in that portfolio rated "A" or better by at least one nationally recognized rating organization. We monitor the financial condition of all issuers of fixed maturity securities in our portfolio. Our policy is to manage investment risk while realizing the highest possible levels of investment income and after-tax total rates of return. As such, we may adjust our allocation in higher credit risk assets so long as the investments meet all applicable insurance laws, regulatory requirements and our approved investment guideline policies.

In addition, we are subject to credit risk with respect to our third-party reinsurers. Although our third-party reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. To address this risk, we require our reinsurance counterparties who do not have an A.M. Best Financial Strength Rating of "A-" or higher to post collateral. Additionally, we place the third-party reinsurance for the majority of our Program Partners. Controlling the reinsurance placement gives us greater influence over the structure and terms of the reinsurance.

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct effect on the market valuation of these securities. When market interest rates rise, the fair value of our fixed maturity securities decreases. Conversely, as interest rates fall, the fair value of our fixed maturity securities increases. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio to the duration of our reserves. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of our liabilities and other factors. The effective weighted average duration of the portfolio as of December 31, 2022 was 4.2 years. We had fixed maturity securities with a fair value of $552 million at December 31, 2022 that were subject to interest rate risk. We estimate that a 100-basis point increase in interest rates would cause a 3.9% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 4.1% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

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

Item 8. Financial Statements and Supplementary Data

Trean Insurance Group, Inc. and Subsidiaries

Pursuant to Rule 7-05 of Regulation S-X, Financial Statement Schedules I, III, IV, V and VI have been omitted as the information to be set forth therein is not applicable or has been included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Trean Insurance Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trean Insurance Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and redeemable preferred stock, and cash flows, for each of the three years in the period ended December 31, 2022, the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 16, 2023
We have served as the Company’s auditor since 2019.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Fixed maturities, at fair value (amortized cost of $600,398 and $465,459, respectively)	$552,243	$471,061
Equity securities, at fair value (cost $39,882 and $984, respectively)	35,041	969
Total investments	587,284	472,030
Cash and cash equivalents	107,991	129,577
Restricted cash	1,083	407
Accrued investment income	3,726	2,344
Premiums and other receivables	160,282	141,920
Income taxes receivable	5,841	460
Reinsurance recoverable	408,522	377,241
Prepaid reinsurance premiums	124,269	129,411
Deferred policy acquisition cost, net	18,858	13,344
Property and equipment, net	7,151	7,632
Right of use asset	2,764	4,530
Deferred tax asset, net	5,958	—
Goodwill	66,294	142,347
Intangible assets, net	67,117	73,114
Other assets	14,799	8,658
Total assets	$1,581,939	$1,503,015
Liabilities
Unpaid loss and loss adjustment expenses	$632,910	$544,320
Unearned premiums	229,112	219,940
Funds held under reinsurance agreements	241,291	199,410
Reinsurance premiums payable	50,861	45,130
Accounts payable, accrued expenses and other liabilities	32,609	29,448
Lease liability	3,063	4,976
Deferred tax liability, net	—	7,520
Debt	77,074	30,362
Total liabilities	1,266,920	1,081,106
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value per share (100,000,000 authorized, zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (600,000,000 authorized, respectively; 51,222,485 and 51,176,887 issued and outstanding, respectively)	512	512
Additional paid-in capital	290,095	288,623
Retained earnings	62,435	128,390
Accumulated other comprehensive income (loss)	(38,023)	4,384
Total stockholders' equity	315,019	421,909
Total liabilities and stockholders' equity	$1,581,939	$1,503,015
See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Gross written premiums	$651,303	$634,164	$484,249
Increase in gross unearned premiums	(9,074)	(61,911)	(52,215)
Gross earned premiums	642,229	572,253	432,034
Ceded earned premiums	(357,605)	(373,573)	(323,567)
Net earned premiums	284,624	198,680	108,467
Net investment income	10,087	8,721	11,669
Gain on revaluation of Compstar investment	—	—	69,846
Net realized gains	285	49	3,365
Other revenue	8,246	10,240	12,104
Total revenue	303,242	217,690	205,451
Expenses
Losses and loss adjustment expenses	203,877	130,772	50,774
General and administrative expenses	86,210	54,706	38,668
Other expenses	3,349	845	13,427
Intangible asset amortization	5,998	5,826	2,573
Noncash stock compensation	1,496	1,522	506
Interest expense	3,270	1,685	1,922
Goodwill impairment	76,053	—	—
Total expenses	380,253	195,356	107,870
Gains (losses) on embedded derivatives	12,024	2,226	(6,155)
Other income	106	219	1,025
Income (loss) before taxes	(64,881)	24,779	92,451
Income tax expense	1,074	5,449	6,235
Equity earnings in affiliates, net of tax	—	—	2,333
Net income (loss)	$(65,955)	$19,330	$88,549
Earnings (loss) per share:
Basic	$(1.29)	$0.38	$2.02
Diluted	$(1.29)	$0.38	$2.02
Weighted average shares outstanding:
Basic	51,203,370	51,162,293	43,744,003
Diluted	51,203,370	51,173,450	43,744,744
See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(65,955)	$19,330	$88,549
Other comprehensive income (loss), net of tax:
Unrealized gains (losses):
Unrealized investment gains (losses) arising during the period	(54,720)	(11,386)	9,028
Decrease in fair value of interest rate cap	(45)	—	—
Income tax expense (benefit)	(11,488)	(2,391)	1,903
Unrealized gains (losses), net of tax	(43,277)	(8,995)	7,125

Less reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains (losses)	(1,101)	59	252
Income tax expense (benefit)	(231)	12	53
Total reclassifications included in net income (loss), net of tax	(870)	47	199
Other comprehensive income (loss)	(42,407)	(9,042)	6,926
Total comprehensive income (loss)	$(108,362)	$10,288	$95,475
See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Redeemable Preferred Stock
(in thousands, except share and unit data)

	Redeemable Preferred Stock				Members' Equity											Accumulated Other Comprehensive Income (Loss)
			Preferred Stock		Class A - Non Voting		Class B - Voting		Class B - Non Voting		Class C - Non Voting		Common Stock		Additional Paid in Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount
Balance at January 1, 2020	51	$5,100	—	$—	65,036,780	$65,037	5,045,215	$5,045	8,159,775	$8,160	196,588	$196	—	$—	$17,995	$6,500	$38,682	$141,615
Issuance of Class C units	—	—	—	—	—	—	—	—	—	—	196,587	197	—	—	—	—	—	197
Distributions to members	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,776)	—	(18,043)	(19,819)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(128)	(128)
Redemption of Series B Redeemable Preferred Stock	(51)	(5,100)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate recapitalization	—	—	—	—	(65,036,780)	(65,037)	(5,045,215)	(5,045)	(8,159,775)	(8,160)	(393,175)	(393)	37,386,394	374	78,261	—	—	—
Issuance of common shares for acquisition of Compstar	—	—	—	—	—	—	—	—	—	—	—	—	6,613,606	66	99,138	—	—	99,204
Proceeds from common stock sold in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	7,142,857	71	93,068	—	—	93,139
Common stock issuances pursuant to equity compensation awards	—	—	—	—	—	—	—	—	—	—	—	—	5,925	—	(82)	—	—	(82)
Stock compensation expense	—	—		—	—	—	—	—	—	—	—	—	—	—	506	—	—	506
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,926	—	6,926
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	88,549	88,549
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	51,148,782	$511	$287,110	$13,426	$109,060	$410,107

See accompanying notes to the consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	51,148,782	$511	$287,110	$13,426	$109,060	$410,107
Stock compensation expense	—	—	—	—	1,522	—	—	1,522
Common stock issuances pursuant to equity compensation awards	—	—	28,105	1	(94)	—	—	(93)
Proceeds from short swing rule	—	—	—	—	85	—	—	85
Other comprehensive loss	—	—	—	—	—	(9,042)	—	(9,042)
Net income	—	—	—	—	—	—	19,330	19,330
Balance at December 31, 2021	—	—	51,176,887	$512	$288,623	$4,384	$128,390	$421,909
Stock compensation expense	—	—	—	—	1,496	—	—	1,496
Common stock issuances pursuant to equity compensation awards	—	—	45,598	—	(24)	—	—	(24)
Other comprehensive loss	—	—	—	—	—	(42,407)	—	(42,407)
Net loss	—	—	—	—	—	—	(65,955)	(65,955)
Balance at December 31, 2022	—	$—	51,222,485	$512	$290,095	$(38,023)	$62,435	$315,019

See accompanying notes to the consolidated financial statements.

Trean Insurance Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(65,955)	$19,330	$88,549
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,818	6,833	3,485
Stock compensation	1,496	1,522	506
Net gains on investments	(285)	(49)	(5,155)
Unrealized (gain) loss on embedded derivatives	(15,681)	(4,666)	2,810
Unrealized losses on equity securities	4,797	—	—
Forgiveness of PPP loan	—	—	(325)
Gain on revaluation of Compstar investment	—	—	(69,846)
Bond amortization and accretion	1,050	2,297	1,915
Issuance of member units as compensation	—	—	197
Equity losses (earnings) in affiliates, net of tax	—	—	(2,333)
Distributions from equity method investments	—	—	2,953
Deferred income taxes	(2,221)	(2,405)	(1,035)
Amortization of debt discount, deferred financing costs and interest rate cap	209	168	132
Goodwill impairment	76,053	—	—
Changes in operating assets and liabilities:
Accrued investment income	(1,382)	114	17
Premiums and other receivables	(18,362)	(31,921)	(18,499)
Reinsurance recoverable on paid and unpaid losses	(31,281)	(34,028)	(30,805)
Prepaid reinsurance premiums	5,142	(21,441)	(26,963)
Right of use asset	1,766	1,942	(5,121)
Other assets	(11,553)	(13,776)	4,459
Unpaid loss and loss adjustment expenses	88,590	86,503	42,985
Unearned premiums	9,172	61,953	50,367
Funds held under reinsurance agreements	58,191	43,062	7,861
Reinsurance premiums payable	5,731	(11,939)	3,449
Accounts payable, accrued expenses and other liabilities	3,946	(7,951)	(2,976)
Lease liability	(1,913)	(2,051)	5,371
Income taxes payable and receivable	(5,381)	862	(1,986)
Net cash provided by operating activities	108,947	94,359	50,012
Investing activities
Payments for capital expenditures	(339)	(346)	(807)
Proceeds from sale of equity method investment	—	232	3,000
Return of capital on equity method investment	—	—	115
Purchase of investments, available for sale	(293,976)	(197,041)	(129,233)
Proceeds from investments sold, matured or repaid	118,875	80,794	105,322
Acquisition of subsidiary, net of cash received	—	(3,795)	(10,534)
Cash received in the acquisition of Compstar	—	—	11,891
Net cash used in investing activities	(175,440)	(120,156)	(20,246)
Financing activities
Shares redeemed for payroll taxes	(23)	(94)	(82)
Proceeds from initial public offering	—	—	99,643
Deferred offering costs	—	—	(5,839)
Proceeds from surplus notes	48,455	—	—
Proceeds from credit agreement	—	—	32,453
Principal payments on debt	(1,650)	(1,444)	(49,728)
Payment for deferred financing costs	(276)	—	—
Payment for interest rate cap	(173)	—	—
Payment for acquisition of subsidiary	(750)	—	—
Proceeds from short swing rule	—	85	—
Buyback of preferred shares	—	—	(5,100)
Distribution to members	—	—	(19,819)
Dividends paid on preferred stock	—	—	(128)
Net cash provided by (used in) financing activities	45,583	(1,453)	51,400
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,910)	(27,250)	81,166
Cash, cash equivalents and restricted cash ‑ beginning of period	129,984	157,234	76,068
Cash, cash equivalents and restricted cash ‑ end of period	$109,074	$129,984	$157,234

See accompanying notes to the consolidated financial statements.

	December 31,
Disaggregation of cash and restricted cash:	2022	2021	2020
Cash and cash equivalents	$107,991	$129,577	$153,149
Restricted cash	1,083	407	4,085
Total cash, cash equivalents and restricted cash	$109,074	$129,984	$157,234

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2022	2021	2020
Cash paid during the year for:
Interest	$2,704	$1,517	$1,790
Income taxes	8,675	6,957	9,259
Non-cash investing and financing activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	307	338	8,536
Non-cash transfer of investments to settle funds held for reinsurance	2,750	13,562	—
Non-cash investments received for collateral under reinsurance agreements	2,121	—	—
Non-cash transfer of investments to settle amounts held for others in accounts payable	—	26,211	—
Contingent consideration for the acquisition of subsidiary	—	1,500	—
Shares issued for the acquisition of subsidiary	—	—	99,204
Accrued purchases of property and equipment	—	—	132
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,512	2,501	2,101

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. Business and Basis of Presentation
In July 2020, Trean Insurance Group, Inc. (together with its wholly owned subsidiaries, the Company) completed its initial public offering ("IPO") of the Company's common stock, par value $0.01 ("Common Stock"). Prior to the completion of the IPO, the Company effected the following reorganization transactions: (i) each of Trean Holdings LLC ("Trean"), an insurance services company, and BIC Holdings LLC ("BIC"), a property and casualty insurance holding company, contributed all of their respective assets and liabilities to Trean Insurance Group, Inc., a newly formed direct subsidiary of BIC, in exchange for (i) shares of Common Stock; and (ii) upon the completion of the transfers by Trean and BIC, Trean and BIC were dissolved and distributed in-kind common shares to the pre-IPO unitholders.

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

The Company's wholly owned subsidiaries include (a) Benchmark Holding Company, a property and casualty insurance holding company, which owns Benchmark Insurance Company ("Benchmark"), a property and casualty insurance company domiciled in the state of Kansas, American Liberty Insurance Company, Inc. ("ALIC"), a property and casualty insurance company domiciled in the state of Utah and 7710 Insurance Company ("7710"), a property and casualty insurance company domiciled in the state of South Carolina; (b) Compstar Insurance Services LLC, a California-based general agency; and (c) Trean Corporation ("Trean Corp"), a reinsurance intermediary manager and a managing general agent, which consists of the following wholly owned subsidiaries: Trean Reinsurance Services, LLC ("TRS"), a reinsurance intermediary broker; Benchmark Administrators LLC ("BIC Admin"), a claims third-party administrator; Western Integrated Care, LLC ("WIC"), a managed care organization; and Westcap Insurance Services, LLC ("Westcap"), a managing general agent based in California. Benchmark's wholly owned subsidiary is Benchmark Specialty Insurance Company ("BSIC"), a property and casualty insurance company domiciled in the state of Arkansas.

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-K under the Securities Exchange Act of 1934. All dollar amounts are shown in thousands, except share and per share amounts.

Pending Merger

As previously disclosed, on December 15, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Treadstone Parent Inc., a Delaware corporation ("Parent"), and Treadstone Merger Sub Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent ("Merger Sub"), providing for the acquisition of the Company by affiliates of Altaris Capital Partners, LLC, a Delaware limited liability company ("Altaris"), subject to the terms and conditions set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger") effective as of the effective time of the Merger (the "Effective Time"). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly-owned subsidiary of Parent.

As a result of the Merger, at the Effective Time, subject to any applicable withholding taxes, each share of Common Stock, issued and outstanding immediately prior to the Effective Time, other than Cancelled Shares (as defined in the Merger

Agreement) and Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive $6.15 in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to: (i) the adoption of the Merger Agreement and approval of the Merger and the other transactions by (x) the holders representing a majority of the aggregate voting power of the outstanding shares of Common Stock beneficially owned by the Unaffiliated Stockholders (as defined in the Merger Agreement) entitled to vote thereon as well as (y) the holders representing a majority of the aggregate voting power of the outstanding shares of Common Stock entitled to vote thereon; (ii) all required insurance regulatory approvals (or the applicable regulatory authorities’ non-objection to requests for exemptions in respect thereof) shall have been obtained; (iii) the expiration or termination of any applicable waiting period (or any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (iv) the absence of any restraint or law preventing or prohibiting the consummation of the Merger; (v) the accuracy of Parent’s, Merger Sub’s, and the Company’s representations and warranties (subject to certain materiality qualifiers); (vi) Parent’s, Merger Sub’s, and the Company’s compliance in all material respects with their respective obligations under the Merger Agreement; and (vii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement.

Merger related expenses recognized during the year ended December 31, 2022 were approximately $3,081 and are included in other expenses in the consolidated statements of operations.

See "Part I—Item 1A Risk Factors—Risks Related to the Proposed Merger" for a discussion of certain risks related to the Merger.

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

In October 2021, the FASB issued ASU No 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). This update requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Accounting Standards Codification ("ASC") Topic 606 as if the acquirer had originated the contracts. ASU 2021-08 is effective for annual periods beginning after December 15, 2023, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2024 on a prospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Restricted cash of $1,083 and $407 represents fiduciary funds held for other companies as of December 31, 2022 and 2021, respectively. There is a corresponding obligation to the other companies included in accounts payable, accrued expenses and other liabilities as of December 31, 2022 and 2021 (Note 11).

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

If a debt security is impaired and management intends to sell the security or it is more likely than not that the Company will have to sell the security before the amortized cost is recovered, then the Company recognizes impairment loss in net realized gains (losses). If it is determined that an impairment of a debt security is other-than-temporary and management neither intends to sell the security nor is it more likely than not that the Company will have to sell the security before it is able to recover its cost or amortized cost, then the Company separates the impairment into (a) the amount of impairment related to credit loss and (b) the amount of impairment related to all other factors. The Company records the amount of the impairment related to the credit loss as an impairment charge in net income and the amount of the impairment related to all other factors in accumulated other comprehensive income. No other-than-temporary impairment was recorded for the years ended December 31, 2022, 2021 and 2020.

A large portion of the Company’s investment portfolio consists of fixed maturities which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.

Equity method investments: The Company held certain investments where the Company does not have control but has the ability to exercise significant influence are accounted for by the equity method of accounting. Under this method, the Company's investments in certain limited liability companies are recorded at cost and the investment accounts are adjusted for the Company's share of the entities' income or loss and for the distributions and contributions. The income and losses are recorded within equity earnings (losses) in affiliates, net of tax on the consolidated statements of operations.

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

Premiums and other receivables consist of the following:

	December 31,
	2022	2021
Premiums receivable	$152,823	$133,200
Trade receivables	8,395	9,511
Notes receivable	14	12
Total premiums and other receivables	161,232	142,723
Less: Allowance for doubtful accounts	(950)	(803)
Net premiums and other receivables	$160,282	$141,920

The Company wrote off $1,427 and $26 to bad debt during the years ended December 31, 2022 and 2020, respectively. The Company recovered $177 of previously written off receivables during the year ended December 31, 2021. Bad debt expense is included within general and administrative expenses in the consolidated statements of operations.

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

To the extent that unearned premiums on existing policies are not adequate to cover the sum of expected losses, unamortized acquisition costs and policy maintenance costs, unamortized deferred policy acquisition costs are expensed to eliminate the premium deficiency. If the premium deficiency is greater than the unamortized policy acquisition costs, a liability is recorded. No premium deficiency exists as of December 31, 2022 or 2021.

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

Long-lived assets, such as property and equipment, and purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be impaired, the Company recognizes impairment to the extent that the carrying value exceeds the asset’s fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values, and third-party independent appraisals. The Company recorded no impairments of property and equipment for the years ended December 31, 2022, 2021 and 2020.

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

Reinsurance: The Company cedes all, or a portion of, its insurance in order to limit its maximum losses and diversify its exposure. Ceding insurance does not relieve the Company of its primary liability to policyholders.

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

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the credit worthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no bad debt expense related to reinsurance during the years ended December 31, 2022, 2021 and 2020.

Guaranty funds: State guaranty associations assess insurance companies for the estimated loss resulting from insurers encountering financial difficulty. The Company records these assessments, as well as any return assessments, upon notification of the state guaranty associations. The effect on operations or financial position relating to any estimated losses are not material for the years ended December 31, 2022, 2021 and 2020.

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

The Company records any income tax penalties and income tax-related interest as income tax expense in the period incurred. The Company did not incur any material tax penalties or income-tax-related interest during the years ended December 31, 2022, 2021 and 2020.

Concentrations of risk: The Company had total gross written premiums of $651,303, $634,164 and $484,249 for the years ended December 31, 2022, 2021 and 2020, respectively, including:

	Year Ended December 31,
	2022	2021	2020
California	$162,639	$179,426	$203,421
Texas	93,165	85,154	28,909
Michigan	45,821	46,271	41,830
Tennessee	16,006	15,966	12,347
Florida	36,559	27,982	8,359
Georgia	30,996	25,619	12,869
Arizona	28,685	26,272	27,950
Alabama	23,198	20,991	17,549
Pennsylvania	17,167	20,375	10,498
Indiana	13,943	13,422	8,508
Other geographical areas	183,124	172,686	112,009
Total gross written premium	$651,303	$634,164	$484,249

As of December 31, 2022, approximately 21% and 26% of the Company’s investment portfolio was comprised of securities issued in industrial and public utility bonds and mortgage-backed securities, respectively, compared to 22% and 29% as of December 31, 2021, respectively. All of these securities are investment grade. This portfolio is widely diversified among various issuers and industries and does not depend on the economic stability of one issuer and industry.

The Company, from time to time, maintains its cash position at banks in excess of federally insured limits. The Company has not experienced any losses on such accounts.

Goodwill: Goodwill represents the cost to acquire a business over the fair value of the net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event for a potential impairment has occurred. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company recorded a goodwill impairment loss of $76,053 for the year ended December 31, 2022 (see Note 9). No impairment loss was recorded for the years ended December 31, 2021 and 2020. The Company had $66,294 and $142,347 of goodwill on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Intangible assets: Acquired intangible assets include client relationships, customer lists, non-compete agreements and trade names acquired. Intangible assets with a finite life are amortized over the estimated useful life. In valuing these assets, assumptions are made regarding useful lives and projected growth rates and significant judgment is required. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their undiscounted cash flows, an impairment loss is recorded. For the years ended December 31, 2022, 2021 and 2020, no impairment loss was recorded.

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

Note 3. Acquisitions
Western Integrated Care

Effective July 6, 2021, Trean Corp acquired 100% ownership of Western Integrated Care, LLC ("WIC") for a total purchase price of $5,500, which included $1,500 of consideration contingent on WIC's future earnings, as defined in the agreement. WIC is a managed care organization that offers services to workers' compensation insurers to enable employees who are injured on the job to access qualified medical treatment. The following table summarizes the consideration paid and the amounts of estimated fair value of the net assets acquired and liabilities assumed at the acquisition date:

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

The Company also recorded intangible assets totaling $3,624, which are comprised of the following:

	Useful Life	Balance
Trade name	2 years	$28
Non-compete agreements	5 years	256
Customer relationships	12 years	3,340
Total intangible assets		$3,624

The operating results of WIC have been included in the consolidated financial statements of the Company since July 6, 2021, the date of acquisition, and were immaterial to the consolidated financial statements. The Company made an earn-out payment of $750 during the year ended December 31, 2022.

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

Compstar Holding Company LLC

Effective July 15, 2020, Trean Compstar Holdings LLC purchased the remaining 55% ownership interest in Compstar Holding Company LLC ("Compstar"), a holding company along with its wholly owned subsidiary Compstar Insurance Services, a managing general agent, by issuing 6,613,606 shares of Common Stock with a market price of $15 per share on the date of acquisition. Prior to the acquisition date, the Company held a 45% ownership interest in Compstar and accounted for its investment under the equity method. As of the acquisition date, the fair value attributable to the Company’s previous equity interest was $81,167 and the carrying value was $11,321. As a result, the Company recorded a gain of $69,846 from the remeasurement of its previous equity interest, which is included in gain on revaluation of Compstar on the consolidated statement of operations. The acquisition-date fair value of the Company’s previous equity interest was revalued using the market price of the shares issued as consideration for the acquisition.

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

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$62,552	$—	$—	$62,552
Foreign governments	—	395	—	395
States, territories and possessions	—	15,854	—	15,854
Political subdivisions of states territories and possessions	—	33,904	—	33,904
Special revenue and special assessment obligations	—	103,639	—	103,639
Industrial and public utilities	—	125,540	—	125,540
Commercial mortgage-backed securities	—	128,105	—	128,105
Residential mortgage-backed securities	—	25,112	—	25,112
Other loan-backed securities	—	51,613	—	51,613
Hybrid securities	—	5,529	—	5,529
Total fixed maturities	62,552	489,691	—	552,243
Equity securities	12,060	22,981	—	35,041
Total investments	$74,612	$512,672	$—	$587,284

Embedded derivatives on funds held under reinsurance agreements	$(1,953)	$(13,458)	$—	$(15,411)
Interest rate cap agreement	—	102	—	102
Debt	—	29,288	50,000	79,288

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. government and government securities	$2,392	$39,042	$—	$41,434
Foreign governments	—	2,490	—	2,490
States, territories and possessions	—	10,766	—	10,766
Political subdivisions of states, territories and possessions	—	40,002	—	40,002
Special revenue and special assessment obligations	—	95,991	—	95,991
Industrial and public utilities	—	103,257	—	103,257
Commercial mortgage-backed securities	—	118,218	—	118,218
Residential mortgage-backed securities	—	17,368	—	17,368
Other loan-backed securities	—	41,425	—	41,425
Hybrid securities	—	110	—	110
Total fixed maturities	2,392	468,669	—	471,061
Equity securities	—	969	—	969
Total investments	$2,392	$469,638	$—	$472,030

Embedded derivatives on funds held under reinsurance agreements	$(4)	$275	$—	$271
Debt	—	30,938	—	30,938

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

Debt: The Company holds debt related to its secured credit agreement and surplus notes, which are carried on the consolidated balance sheets at amounts other than fair value. The Company has determined that the remaining balance of the debt reflected its fair value as this would represent the total amount to repay the debt. The Company's surplus notes were issued during the year ended December 31, 2022 and are classified as Level 3.

Nonrecurring fair value measurements: In addition to assets and liabilities that are recorded at fair value on a recurring basis, impairment indicators may subject goodwill and long-lived assets to nonrecurring fair value measurements. As a result of the Merger Agreement, the estimated nonrecurring fair value measurement of the Company was based on the implied equity value of the Company at the purchase price of $6.15 per common share. The measurement resulted in an impairment charge of $76,053 recognized during the year ended December 31, 2022.
Note 5. Investments
Fixed income securities include bonds, asset-backed securities, and redeemable preferred securities. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale and are carried at fair value. Equity securities primarily include common stocks, mutual funds, and non-redeemable preferred stocks, which are carried at fair value.

The cost or amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the Company's investments are as follows:

	December 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$65,405	$11	$(2,864)	$62,552
Foreign governments	400	—	(5)	395
States, territories and possessions	17,310	2	(1,458)	15,854
Political subdivisions of states, territories and possessions	38,167	19	(4,282)	33,904
Special revenue and special assessment obligations	115,696	55	(12,112)	103,639
Industrial and public utilities	131,769	101	(6,330)	125,540
Commercial mortgage-backed securities	145,471	52	(17,418)	128,105
Residential mortgage-backed securities	26,716	11	(1,615)	25,112
Other loan-backed securities	53,231	13	(1,631)	51,613
Hybrid securities	6,233	2	(706)	5,529
Total fixed maturities available for sale	$600,398	$266	$(48,421)	$552,243

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and government securities	$41,490	$113	$(169)	$41,434
Foreign governments	2,500	—	(10)	2,490
States, territories and possessions	10,593	189	(16)	10,766
Political subdivisions of states, territories and possessions	39,170	975	(143)	40,002
Special revenue and special assessment obligations	93,664	2,920	(593)	95,991
Industrial and public utilities	100,774	2,835	(352)	103,257
Commercial mortgage-backed securities	119,378	591	(1,751)	118,218
Residential mortgage-backed securities	16,549	843	(24)	17,368
Other loan-backed securities	41,236	248	(59)	41,425
Hybrid securities	105	5	—	110
Total fixed maturities available for sale	$465,459	$8,719	$(3,117)	$471,061

The following table illustrates the Company’s gross unrealized losses and fair value of fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$38,172	$(1,217)	$19,199	$(1,647)	$57,371	$(2,864)
Foreign governments	—	—	395	(5)	395	(5)
States, territories and possessions	13,882	(1,321)	822	(137)	14,704	(1,458)
Political subdivisions of states, territories and possessions	21,586	(2,506)	9,375	(1,776)	30,961	(4,282)
Special revenue and special assessment obligations	71,146	(6,522)	22,350	(5,590)	93,496	(12,112)
Industrial and public utilities	98,018	(4,225)	18,405	(2,105)	116,423	(6,330)
Commercial mortgage-backed securities	71,574	(5,737)	53,147	(11,681)	124,721	(17,418)
Residential mortgage-backed securities	18,051	(1,177)	4,119	(438)	22,170	(1,615)
Other loan-backed securities	38,572	(1,305)	11,303	(326)	49,875	(1,631)
Hybrid securities	5,289	(706)	—	—	5,289	(706)
Total bonds	$376,290	$(24,716)	$139,115	$(23,705)	$515,405	$(48,421)

	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Fixed maturities:
U.S. government and government securities	$26,935	$(168)	$23	$(1)	$26,958	$(169)
Foreign governments	2,490	(10)	—	—	2,490	(10)
States, territories and possessions	935	(16)	—	—	935	(16)
Political subdivisions of states, territories and possessions	11,115	(143)	—	—	11,115	(143)
Special revenue and special assessment obligations	29,917	(593)	—	—	29,917	(593)
Industrial and public utilities	24,042	(286)	1,058	(66)	25,100	(352)
Commercial mortgage-backed securities	80,126	(1,565)	6,212	(186)	86,338	(1,751)
Residential mortgage-backed securities	4,539	(24)	—	—	4,539	(24)
Other loan-backed securities	20,153	(36)	2,477	(23)	22,630	(59)
Hybrid securities	—	—	—	—	—	—
Total bonds	$200,252	$(2,841)	$9,770	$(276)	$210,022	$(3,117)

The unrealized losses on the Company’s available for sale securities as of December 31, 2022 and December 31, 2021 were primarily attributable to an increase in interest rates, which predominantly impacted fixed maturities acquired since the second quarter of 2020.

The amortized cost and estimated fair value of fixed maturities as of December 31, 2022, by contractual maturity, are as follows:

	Cost or Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$35,468	$35,125
Due after one year but before five years	176,083	167,986
Due after five years but before ten years	93,107	83,769
Due after ten years	70,322	60,533
Commercial mortgage-backed securities	145,471	128,105
Residential mortgage-backed securities	26,716	25,112
Other loan-backed securities	53,231	51,613
Total	$600,398	$552,243

Actual maturities may differ from contractual maturities as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses on investments included in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities:
Gains	$134	$153	$259
Losses	(1,235)	(94)	(9)
Total fixed maturities	(1,101)	59	250
Funds held investments:
Gains	19	112	—
Losses	(29)	(10)	—
Total funds held investments	(10)	102	—
Equity securities and equity method investments:
Gains	1,415	—	3,115
Losses	(19)	(112)	—
Total equity securities and equity method investments	1,396	(112)	3,115
Total net investment realized gains	$285	$49	$3,365

Net investment income consists of the following for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Fixed maturities	$9,316	$6,331	$6,271
Income on funds held investments	3,668	2,338	3,345
Equity securities	1,708	48	2,028
Unrealized losses on equity securities	(4,797)	—	—
Interest earned on cash and short-term investments	192	4	25
Net investment income	$10,087	$8,721	$11,669

Net realized and unrealized gains (losses) on equity securities recognized during the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Equity securities:
Net realized gains (losses) on sales of equity securities	$1,396	$(112)	$3,115
Change in net unrealized gains (losses) of equity securities still held as of as of December 31, 2022, 2021 and 2020	(4,797)	—	—
Net realized and unrealized gains (losses) on equity securities	$(3,401)	$(112)	$3,115

Embedded derivatives

The Company enters into funds held contracts under reinsurance agreements which create embedded derivatives, which are measured at fair value. The embedded derivatives within our funds held under reinsurance agreements relate to a total return swap on the underlying investments. These embedded derivatives had no impact on total operating, investing and financing activities as presented on the Company’s consolidated statements of cash flows during the years ended December 31, 2022, 2021, and 2020. Total funds held under reinsurance agreements includes the following:

	December 31,
	2022	2021
Funds held under reinsurance agreements, at cost	$256,702	$199,139
Embedded derivatives, at fair value	(15,411)	271
Total funds held under reinsurance agreements	$241,291	$199,410

Gains (losses) on embedded derivatives consists of the following for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Change in fair value of embedded derivatives	$15,682	$4,666	$(2,810)
Effect of net investment income on funds held investments	(3,668)	(2,338)	(3,345)
Effect of realized losses (gains) on funds held investments	10	(102)	—
Total gains (losses) on embedded derivatives	$12,024	$2,226	$(6,155)

Note 6. Equity Method Investments
The Company held equity method investments in Compstar, Trean Intermediaries ("TRI") and Stop-Loss Re, LLC ("Stop-Loss"). Equity earnings and losses are reported in equity earnings in affiliates, net of tax on the consolidated statements of operations.

On July 15, 2020, the Company purchased the remaining 55% ownership interest in Compstar (See Note 3) and, as a result, Compstar is no longer recorded as an equity method investment. Prior to the acquisition, the Company owned 45% of Compstar which had a carrying value of approximately $11,831 as of December 31, 2019. The Company recorded earnings for the year ended December 31, 2020 of 2,333. Distributions received from Compstar for the year ended December 31, 2020 were $2,842.

On January 3, 2020, the Company sold 15% of its previous 25% ownership in TRI for cash proceeds of $3,000, resulting in a remaining ownership interest of 10%. As a result of its significant ownership reduction and its lack of significant influence over the operations and policies of TRI, the Company reclassified its TRI investment, at fair value, to investments in common stock in the first quarter of 2020. The Company realized a gain on the sale of $3,115, which is included in net realized gains

(losses) on the consolidated statements of operations for the year ended December 31, 2020. The Company subsequently re-measured its TRI investment shares resulting in an unrealized gain of $2,000 which is recorded in net investment income on the consolidated statement of operations for the year ended December 31, 2020. The Company sold all of its remaining ownership interest in TRI during the year ended December 31, 2021 for $1,888, resulting in a realized loss of $112, which was included in net realized gains on the consolidated statement of operations. The Company received an earn-out payment of $1,415, which was included in net realized gains (losses) on the consolidated statements of operations for the year ended December 31, 2022. Distributions of $225 were received from TRI for the year ended December 31, 2020.

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

Note 8. Property and Equipment
Property and equipment consists of the following:

	December 31,
	2022	2021
Land	$1,780	$1,780
Building and building improvements	5,755	5,755
Furniture and fixtures	1,137	1,137
Office equipment	3,499	2,898
Other property, plant and equipment	101	101
Deposits on fixed assets not placed in service	15	277
Total, at cost	12,287	11,948
Less: Accumulated depreciation	(5,136)	(4,316)
Property and equipment, net	$7,151	$7,632

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $820, $1,007 and $912, respectively.

Note 9. Goodwill and Intangible Assets
Goodwill

A change in the carrying value of goodwill resulted from the Merger Agreement entered into on December 15, 2022 (see Note 1 for additional information). The Company recognized an impairment charge of $76,053, which decreased the Company's net carrying value to equal the implied equity value of the Company based on the purchase price of $6.15 per common share. All changes in the carrying value of goodwill are as follows:

	2022	2021
Balance at beginning of period	$142,347	$140,640
Acquisitions	—	1,707
Impairment	(76,053)	—
Balance at end of period	$66,294	$142,347

Intangible assets

Intangible assets subject to amortization consist of the following:

		December 31,
	Useful Life	2022	2021
Non-compete agreement	2-5 years	$300	$300
Trade name	2-15 years	3,710	3,710
Customer lists and relationships	10-14 years	77,624	77,624
Totals		81,634	81,634
Less: Accumulated amortization		(14,517)	(8,520)
Intangible assets, net		$67,117	$73,114

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $5,998, $5,826 and $2,573, respectively.

The estimated future amortization of intangible assets is as follows:

	Trade name	Customer lists and relationships	Non-Compete	Total
2023	$248	$5,684	$51	$5,983
2024	241	5,683	51	5,975
2025	241	5,683	51	5,975
2026	241	5,683	26	5,950
2027	241	5,668	—	5,909
Thereafter	1,824	35,501	—	37,325
Total	$3,036	$63,902	$179	$67,117

Note 10. Deferred Policy Acquisition Costs, Net
The Company defers costs incurred which are incremental and directly related to the successful acquisition of new or renewal insurance business, net of corresponding amounts of ceded reinsurance commissions. Net deferred policy acquisition costs are amortized in proportion to premium earned over the estimated policy term. The Company anticipates that its deferred policy acquisition costs will be fully recoverable and there were no premium deficiencies for the years ended December 31, 2022, 2021 and 2020.

The table below depicts the activity with regard to deferred policy acquisition costs, net:

	2022	2021	2020
Balance at beginning of period	$13,344	$1,332	$2,115
Policy acquisition costs deferred	28,362	22,853	7,593
Amortization charged to expense	(22,848)	(10,841)	(8,376)
Balance at end of period	$18,858	$13,344	$1,332

Note 11. Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable and accrued expenses consist of the following:

	December 31,
	2022	2021
Accrued commissions and third-party administration fees	$9,168	$7,337
Trade payables	4,977	4,765
Accrued taxes, licenses and fees	4,316	6,710
Accrued wages and employee benefits	5,489	4,873
Amounts retained for the accounts of others	2,710	1,619
Other liabilities	5,949	4,144
Total	$32,609	$29,448

Note 12. Debt
Debt consisted of the following:

	December 31, 2022			December 31, 2021
	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
Secured credit facility	$29,288	$(408)	$28,880	$30,938	$(576)	$30,362
Surplus notes	50,000	(1,806)	48,194	—	—	—
Total debt	$79,288	$(2,214)	$77,074	$30,938	$(576)	$30,362

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

On May 6, 2022, the Company entered into a First Amendment to the Credit Agreement to, among other things, facilitate the approval of certain internal distributions among the Company and certain of its subsidiaries as part of the Company’s overall capital management strategy. On September 28, 2022, the Company entered into a Second Amendment to the Credit Agreement that, among other things, replaced LIBOR as the benchmark rate with Term SOFR (as defined in the Credit Agreement), reduced the applicable margin under the Credit Agreement on Eurodollar loans from 4.50% to 3.50% and on ABR loans from 3.50% to 2.50%, and converted all extant Eurodollar loans under the Credit Agreement to Term SOFR loans. On December 15, 2022, the Company entered into the Third Amendment to the Credit Agreement to, among other things, modify the Credit Agreement in certain respects to permit and accommodate the Merger.

The variable interest rate plus applicable margin was 7.59%, 4.64% and 4.72% as of December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $2,022, $1,517 and $1,518 of interest expense, respectively, on its credit facility including amortization of debt issuance costs.

The terms of the credit facility require the Company to maintain certain financial covenants and ratios. The Company was in compliance with all covenants and ratios as of December 31, 2022, 2021 and 2020.

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

The Surplus Notes are unsecured, subordinated debt obligations of the Company and are reflected as debt on the consolidated balance sheets of the Company. All principal and interest payments on the Surplus Notes are subject to prior approval by the Commissioner of the Kansas Insurance Department. Interest on the Surplus Notes accrues at the rate of 6.75% per year, and is payable quarterly in arrears on February 24, May 24, August 24 and November 24 of each year, commencing on November 24, 2022.

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

During the year ended December 31, 2022, the Company recorded interest expense of $1,222 on its Surplus Notes including amortization of debt issuance costs.

Junior Subordinated Debt

In June 2006, the Trust issued 7,500 shares of preferred capital securities to qualified institutional buyers and 232 common securities to Trean Corp. The proceeds of such issuances were invested by the Trust in $7,732 aggregate principal amount of Trean Corp's Junior Subordinated Debt due 2036 (the "Subordinated Notes"). The Subordinated Notes represent the sole assets of the Trust. On October 7, 2020, Trean Corp redeemed all of the Subordinated Notes for a total payoff amount of $7,807.

The interest rate was a fixed rate of 9.167% until July 7, 2011, after which a variable interest rate of LIBOR plus 3.50%. The preferred capital securities issued by the Trust in turn paid quarterly cash distributions at an annual rate of 9.167% per annum of the liquidation amount of $1 per security until July 7, 2011 and thereafter at a variable rate per annum, reset quarterly, equal to LIBOR plus 3.50%. During the years ended December 31, 2020, the Company recorded $271 of interest expense associated with the Subordinated Notes.

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

Scheduled maturities of debt, excluding deferred financing costs, are as follows:

2023	$2,888
2024	3,300
2025	23,100
2026	—
2027	—
Thereafter	50,000
Total debt	$79,288

Note 13. Revenue from Contracts with Customers
Revenue from contracts with customers, included in other revenue, includes brokerage, management, third-party administrative, consulting and other fee-based revenue. The following table presents the revenues recognized from contracts with customers included in the consolidated statements of operations.

	Year Ended December 31,
	2022	2021	2020
Brokerage	$5,705	$7,036	$8,994
Managing general agent fees	326	603	976
Third-party administrator fees	1,358	1,608	1,630
Consulting fees	857	993	504
Total revenue from contracts with customers	$8,246	$10,240	$12,104

The Company did not have any contract liabilities as of December 31, 2022 or December 31, 2021. As of December 31, 2022 and December 31, 2021, the contract assets from contracts with customers were $3,077 and $3,353, respectively, and are included within other assets on the consolidated balance sheets.

Note 14. Income Taxes
Income tax expense is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current tax expense	$3,308	$7,823	$7,291
Deferred tax expense	(2,234)	(2,374)	(1,056)
Total income tax expense	$1,074	$5,449	$6,235

The income tax expense differs from the expected income tax expense computed by applying the applicable federal statutory tax rates to pretax income as a result of the following:

	2022	Effective Rate	2021	Effective Rate	2020	Effective Rate
Income tax expense computed at statutory rate	$(13,625)	21.0%	$5,204	21.0%	$19,415	21.0%
State taxes, net of federal benefit	(289)	0.4%	47	0.2%	577	0.6%
Tax-exempt municipal income, net of proration	(240)	0.3%	(263)	(1.1)%	(272)	(0.3)%
Goodwill impairment	14,365	(22.1)%	—	—%	—	—%
Potential merger and other nondeductible expenses	647	(1.0)%	10	—%	957	1.0%
Fair market value adjustment on Compstar investment	—	—%	—	—%	(14,668)	(15.9)%
Other	216	(0.3)%	451	1.9%	226	0.3%
Total income tax expense	$1,074	(1.7)%	$5,449	22.0%	$6,235	6.7%

As of December 31, 2022 and 2021, the Company has net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $3,155 and $3,272, respectively, related to the purchases of ALIC and FCCIC. The Company has established a deferred tax asset of approximately $17 and $41 as of December 31, 2022 and 2021, respectively.

The significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Unpaid losses and LAE	$6,256	$4,574
Unearned premiums	4,399	3,802
Unrealized losses on investments	7,692	—
NOL carryforward	17	41
Lease liability	731	1,188
Accrued liabilities	1,286	926
Stock compensation	841	484
Other	299	51
Total deferred tax assets	21,521	11,066

Deferred tax liabilities:
Deferred acquisition costs	(4,011)	(2,802)
Loss reserve discounting TCJA transitional adjustment	(355)	(473)
Unrealized gains and losses on investments	—	(1,131)
Property and equipment	(204)	(191)
Right-of-use asset	(660)	(1,082)
Intangible assets	(10,230)	(12,715)
Prepaid expenses	(69)	(43)
Section 481(a) adjustment	—	(56)
Other	(34)	(93)
Total deferred tax liabilities	(15,563)	(18,586)
Net deferred tax assets (liabilities)	$5,958	$(7,520)

The Company completed its IRS examination related to the 2018 income tax return of Trean Corp. The results of the examination resulted in no changes to the 2018 Trean Corp tax return. The Company's tax years 2019 through 2021 remain open to examination by the IRS and various state authorities.

As of December 31, 2022 and 2021, the Company has not taken any uncertain tax positions with regard to its tax returns.

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

The following table represents a reconciliation of changes in the liability for unpaid losses and LAE.

	Year Ended December 31,
	2022	2021	2020
Unpaid losses and LAE reserves at beginning of period	$544,320	$457,817	$406,716
Less losses ceded through reinsurance	(369,008)	(335,655)	(304,005)
Net unpaid losses and LAE at beginning of period	175,312	122,162	102,711
Acquisition of subsidiary, net of losses ceded through reinsurance	—	—	7,050
Incurred losses and LAE related to:
Current period	198,996	136,191	65,587
Prior period	4,881	(5,419)	(14,813)
Total incurred losses and LAE	203,877	130,772	50,774
Paid losses and LAE, net of reinsurance, related to:
Current period	61,484	42,484	15,411
Prior period	63,250	35,138	22,962
Total paid losses and LAE	124,734	77,622	38,373
Net unpaid losses and LAE at end of period	254,455	175,312	122,162
Plus losses ceded through reinsurance	378,455	369,008	335,655
Unpaid losses and LAE reserves at end of period	$632,910	$544,320	$457,817

As a result of changes in estimates of insured events in prior years, the provision for unpaid losses and LAE increased by approximately $4,881 for the year ended December 31, 2022 and decreased by $5,419 and $14,813 for the years ended December 31, 2021 and 2020, respectively.

The Company purchased annuities from life insurers under which the claimants are the payees. The purchase of these annuities allowed the Company to reduce reserves for unpaid losses by approximately $4,935 in previous years. Under the terms of settlement with the claimants, the Company remains liable for payments to the claimants of approximately $1,605 and $1,661 as of December 31, 2022 and 2021, respectively, in the event of default or insolvency of the life insurers.

Loss Development Tables

The following tables represent cumulative incurred loss and allocated loss adjustment expenses, net of reinsurance by accident year and cumulative paid loss and allocated loss adjustment expenses, net of reinsurance by accident year, for the years ended December 31, 2013 to 2022, as well as total IBNR and the cumulative number of reported claims for the year ended December 31, 2022, by reportable line of business and accident year (dollars in thousands). The Company’s primary lines of business are workers’ compensation and other liability.

Workers' Compensation
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	22,746	22,879	22,650	19,772	19,528	19,426	19,814	19,964	19,968	20,139	$1,134	3,539
2014		22,357	20,686	19,781	19,394	17,967	18,025	18,049	17,584	17,556	1,539	3,546
2015			22,643	23,830	23,444	21,788	22,218	19,560	19,974	19,568	1,831	4,796
2016				30,710	29,261	27,674	25,430	23,063	23,076	22,381	1,965	9,835
2017					35,683	29,107	25,713	24,439	24,581	24,515	1,877	14,550
2018						40,122	34,478	34,321	31,909	31,352	2,800	12,451
2019							48,565	45,382	44,997	45,239	4,752	11,451
2020								55,960	55,531	58,033	7,914	12,148
2021									100,254	102,778	20,945	11,698
2022										136,406	52,703	10,052
										$477,967

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	6,734	12,407	15,703	17,135	18,448	18,664	18,976	18,906	19,335	19,444
2014		5,958	11,672	14,393	16,011	16,177	16,535	16,607	16,707	16,700
2015			6,089	13,313	15,814	17,002	17,638	17,984	18,143	18,238
2016				7,260	15,329	17,904	18,728	19,856	20,551	20,918
2017					7,439	15,017	17,930	19,353	20,456	21,150
2018						8,978	19,811	24,023	26,201	27,538
2019							11,201	24,472	30,650	34,434
2020								12,141	30,646	42,349
2021									26,623	58,916
2022										32,880
										292,567
	All outstanding liabilities before 2013, net of reinsurance									5,119
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$190,519

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	26.2%	32.8%	15.8%	7.5%	6.3%	2.5%	2.6%	0.3%	1.6%	1.0%

* Presented as unaudited required supplementary information

Other Liability
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	1,914	1,876	1,617	1,580	1,804	2,068	1,651	1,667	1,703	1,703	$240	333
2014		2,183	1,964	1,921	2,154	3,107	3,013	2,832	2,593	2,593	374	424
2015			2,946	2,652	2,862	3,549	3,334	2,860	2,523	2,523	390	430
2016				2,689	2,794	3,135	3,180	2,735	2,423	2,423	911	303
2017					4,964	3,089	4,555	3,966	3,267	3,267	1,041	288
2018						4,256	4,278	3,010	3,679	4,052	1,679	228
2019							5,457	2,849	3,608	2,593	1,663	129
2020								2,932	3,702	4,239	2,753	215
2021									4,362	6,117	4,707	272
2022										6,362	5,911	345
										$35,872

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	65	195	281	573	798	1,048	1,153	1,215	1,282	1,391
2014		53	233	405	639	1,067	1,687	1,884	1,989	2,095
2015			123	374	600	945	1,187	1,258	1,523	1,855
2016				54	137	355	558	783	1,081	1,199
2017					52	439	676	999	1,387	1,841
2018						52	345	504	846	1,738
2019							111	170	239	387
2020								55	196	521
2021									719	977
2022										124
										12,128
	All outstanding liabilities before 2013, net of reinsurance									384
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$24,128

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	3.9%	6.5%	4.9%	10.5%	16.2%	13.2%	7.0%	11.9%	4.4%	3.0%

* Presented as unaudited required supplementary information

All Other Lines
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	1	—	13	9	10	12	—	—	—	—	$—	572
2014		40	127	24	23	21	16	16	6	5	—	1,051
2015			168	132	108	113	98	98	19	39	151	1,172
2016				1,882	1,617	1,745	1,555	1,542	1,051	1,054	4	1,289
2017					2,852	2,917	2,417	2,442	1,935	1,984	22	2,125
2018						2,885	2,874	2,549	2,520	2,519	49	2,025
2019							3,756	3,367	3,219	3,379	309	1,428
2020								4,842	5,129	4,691	324	1,135
2021									23,365	23,921	1,841	2,859
2022										38,396	7,932	2,200
										$75,988

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	—	—	—	—	—	—	—	—	—	—
2014		—	100	16	16	16	16	16	6	6
2015			63	98	98	99	98	98	19	(111)
2016				796	1,325	1,418	1,494	1,499	1,016	1,023
2017					1,412	2,099	2,203	2,321	1,884	1,893
2018						1,309	2,123	2,325	2,432	2,459
2019							1,903	2,532	2,789	2,945
2020								2,291	3,595	3,994
2021									11,093	18,220
2022										16,704
										47,133
	All outstanding liabilities before 2013, net of reinsurance									—
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$28,855

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	46.8%	33.2%	13.9%	3.0%	2.0%	1.0%	0.0%	0.0%	0.0%	0.0%

* Presented as unaudited required supplementary information

Total Lines
Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2022
Years Ended December 31,											Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	24,661	24,755	24,280	21,361	21,342	21,506	21,465	21,631	21,671	21,842	$1,374	4,444
2014		24,580	22,777	21,726	21,571	21,095	21,054	20,897	20,183	20,154	1,913	5,021
2015			25,757	26,614	26,414	25,450	25,650	22,518	22,516	22,130	2,372	6,398
2016				35,281	33,672	32,554	30,165	27,340	26,550	25,858	2,880	11,427
2017					43,499	35,113	32,685	30,847	29,783	29,766	2,940	16,963
2018						47,263	41,630	39,880	38,108	37,923	4,528	14,704
2019							57,778	51,598	51,824	51,211	6,724	13,008
2020								63,734	64,362	66,963	10,991	13,498
2021									127,981	132,816	27,493	14,829
2022										181,164	66,546	12,597
										$589,827

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Years Ended December 31,
Accident Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
2013	6,799	12,602	15,984	17,708	19,246	19,712	20,129	20,121	20,617	20,835
2014		6,011	12,005	14,814	16,666	17,260	18,238	18,507	18,702	18,801
2015			6,275	13,785	16,512	18,046	18,923	19,340	19,685	19,982
2016				8,110	16,791	19,677	20,780	22,138	22,648	23,140
2017					8,903	17,555	20,809	22,673	23,727	24,884
2018						10,339	22,279	26,852	29,479	31,735
2019							13,215	27,174	33,678	37,766
2020								14,487	34,437	46,864
2021									38,435	78,113
2022										49,708
										351,828
	All outstanding liabilities before 2013, net of reinsurance									5,503
	Liabilities for claims and claim adjustment expenses, net of reinsurance									$243,502

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance*
Years	1	2	3	4	5	6	7	8	9	10
	27.5%	29.9%	13.3%	7.3%	6.3%	3.2%	3.0%	1.2%	2.2%	1.5%

* Presented as unaudited required supplementary information

The reconciliation of the net incurred and paid claims development tables to the liability for unpaid loss and loss adjustment expense in the consolidated balance sheets is as follows:

	December 31,
	2022	2021
Net outstanding liabilities
Workers' compensation	$190,519	$133,811
Other liability	24,128	19,159
All other lines of business	28,855	14,481
Liabilities for unpaid loss and loss adjustment expense, net of reinsurance	243,502	167,451
Reinsurance recoverable on unpaid claims
Workers' compensation	234,657	260,891
Other liability	52,816	50,765
All other lines of business	90,982	57,352
Total reinsurance recoverable on unpaid claims	378,455	369,008
Unallocated loss adjustment expenses	10,953	7,861
Total liability for unpaid loss and loss adjustment expenses	$632,910	$544,320

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

Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. The Company has diversified its credit risk related to the reinsurance ceded. There were no disputes with reinsurers as of December 31, 2022 and 2021. The Company has no reinsurance recoverables deemed uncollectible during the years ended December 31, 2022, 2021 and 2020.

The Company holds collateral on a funds held basis or requires collateral in a trust or as a letter of credit to secure recoverable balances from reinsurers not authorized in the insurance carriers state of domicile as follows:

	December 31,
	2022	2021
Letters of credit	$18,438	$24,979
Trust	136,370	126,404
Funds held	211,436	156,401
Total	$366,244	$307,784

Funds held in the table above represents only the portion of total funds held for which we require collateral to secure recoverable balances from reinsurers that are not authorized in the respective insurance carrier's state of domicile and does not include $29,855 and $43,009 of funds held for reinsurance companies that are authorized in the respective insurance carrier's state of domicile as of December 31, 2022 and 2021, respectively.

The Company has unsecured aggregate recoverable for losses, paid and unpaid, loss adjustment expenses and unearned premiums with the following individual reinsurers, authorized or unauthorized, exceeding 5 percent of stockholders’ equity:

	December 31,
	2022	2021
Arch Reinsurance Company (U.S.)	*	$22,050
Markel Global	58,400	66,933
Munich Reinsurance America, Inc	17,255	*
Swiss Reinsurance America Corp	17,199	*
(*) Represents less than 5 percent of stockholders’ equity

A summary of the impact of ceded reinsurance is as follows:

	Year Ended December 31,
	2022				2021
	Gross	Assumed	Ceded	Net	Gross	Assumed	Ceded	Net
Losses and LAE liabilities	$619,453	$13,457	$(378,455)	$254,455	$531,598	$12,722	$(369,008)	$175,312
Unearned premiums	226,412	2,700	(124,269)	104,843	216,878	3,062	(129,411)	90,529
Written premiums	642,210	9,093	(352,365)	298,938	624,769	9,395	(394,888)	239,276
Earned premiums	632,677	9,552	(357,605)	284,624	563,337	8,916	(373,573)	198,680
Loss and loss adjustment expenses	441,274	11,857	(249,254)	203,877	343,134	14,287	(226,649)	130,772

Note 17. Leases
The Company's leases consist of operating leases for office space and equipment. The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company has elected, as a practical expedient, to account for lease components and any non-lease components within a contract as a single lease component, and therefore allocates all of the expected lease payments to the lease component. Some of the Company's leases include options to extend the term, which is only included in the lease liability and right-of-use assets calculation when it is reasonably certain the Company will exercise that option. Our leases have remaining terms ranging from one month to 54 months, some of which have options to extend the lease for up to 5 years. As of December 31, 2022, the lease liability and right-of-use assets did not include the impact of any lease extension options as it is not reasonably certain that the Company will exercise the extension options.

Total lease expense for the years ended December 31, 2022, 2021 and 2020 was $2,458, $2,459 and $2,501, inclusive of $93, $25 and $362 in variable lease expense, respectively. The Company also sublets some of its leased office space and recorded $98, $100 and $84 of sublease income for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in other income on the consolidated statements of operations.

Supplemental balance sheet information, the weighted average remaining lease term and weighted average discount rate related to leases were as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Right of use asset	$2,764	$4,530
Lease liability	$3,063	$4,976
Weighted average remaining lease term	1.79 years	2.42 years
Weighted average discount rate	6.07%	6.33%

Future maturities of lease liabilities as of December 31, 2022 are as follows:

Operating Leases
2023	$1,940
2024	1,064
2025	164
2026	44
2027	2
Total lease payments	3,214
Less: imputed interest	(151)
Total lease liabilities	$3,063

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

Preferred Stock
The Company currently has authorized 100,000,000 shares of preferred stock with a par value of $0.01. No shares of preferred stock were issued or outstanding as of December 31, 2022, and 2021.

Common Stock

The Company currently has authorized 600,000,000 shares of Common Stock with a par value of $0.01. As of December 31, 2022, and 2021 there were 51,222,485 and 51,176,887, respectively, shares of common stock issued and outstanding.

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

As part of the corporate reorganization performed in conjunction with the IPO of Trean Insurance Group, all ownership units were exchanged for a total of 37,386,394 shares of Common Stock.

Note 19. Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during reported periods. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock during reported periods and is calculated using the treasury stock method.

The following table presents the calculation of basic and diluted EPS of Common Stock:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Net income - basic and diluted	$(65,955)	$19,330	$88,549

Weighted average number of shares outstanding - basic	51,203,370	51,162,293	43,744,003
Effect of dilutive securities:
Restricted stock units	—	11,157	741
Dilutive shares	—	11,157	741
Weighted average number of shares outstanding - diluted	51,203,370	51,173,450	43,744,744

Earnings per share:
Basic	$(1.29)	$0.38	$2.02
Diluted	$(1.29)	$0.38	$2.02

At December 31, 2022, 2021 and 2020, there were restricted stock units and stock options outstanding totaling 567,537, 389,905 and 179,840, respectively, excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been anti-dilutive.

Note 20. Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive income (loss):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$4,384	$13,426	$6,500
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses):
Unrealized investment gains (losses) arising during the period	(54,720)	(11,386)	9,028
Change in fair value of interest rate cap	(45)	—	—
Income tax expense (benefit)	(11,488)	(2,391)	1,903
Unrealized investment gains (losses), net of tax	(43,277)	(8,995)	7,125
Less: reclassification adjustments to:
Net realized investment gains (losses) included in net realized gains	(1,101)	59	252
Income tax expense (benefit)	(231)	12	53
Total reclassifications included in net income, net of tax	(870)	47	199
Other comprehensive income (loss)	(42,407)	(9,042)	6,926
Balance at end of period	$(38,023)	$4,384	$13,426

Note 21. Stock Compensation
As of December 31, 2022, the Company has one incentive plan, the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan, (the "2020 Omnibus Plan"). The purposes of the 2020 Omnibus Plan are to provide additional incentive to selected officers, employees, non-employee directors, independent contractors and consultants of the Company whose contributions are essential to the growth and success of the business of the Company and its affiliates, in order to strengthen the commitment and motivate such individuals to faithfully and diligently perform their responsibilities and attract competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company and its affiliates. The 2020 Omnibus Plan is administered by the Company’s board of directors and provides for the issuance of up to 5,058,085 shares of Common Stock granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock awards or any combination of the foregoing. As provided in the Merger Agreement, the Company will not issue or authorize any new awards during the pendency of the Merger, subject to certain exceptions.

Stock Options

Compensation expense is recognized for all stock compensation arrangements by the Company. Stock compensation expense related to stock option awards was $203, $164 and $61 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

	2022	2021	2020
Expected volatility	29.8%	29.8%	29.8%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.92%	1.32%	0.47%

A summary of the status of the Company's stock option activity as of December 31, 2022 and changes during the year then ended are as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contract Term
Balance outstanding, December 31, 2021	120,187	$16.06
Granted	64,694	$7.04
Forfeited or cancelled	(20,158)	$14.76
Balance outstanding, December 31, 2022	164,723	$12.68	$—	8.34 years
Options exercisable, December 31, 2022	53,956	$15.68	$—	7.73 years

The weighted average grant-date fair value of options granted for the years ended December 31, 2022, 2021 and 2020 was $2.30, $5.49 and $4.43, respectively. As of December 31, 2022, total unrecognized compensation cost related to stock options was $250 and is expected to be recognized over a weighted average period of approximately 0.9 years.

Restricted Stock Units

Compensation expense relating to restricted stock unit grants was $1,293, $1,358 and $445 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 there was $2,029 of total unrecognized compensation cost related to non-vested restricted stock unit grants. That cost is expected to be recognized over a weighted average expected life of 1.5 years. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 was $262, $498 and $174, respectively.

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

For the 2022 and 2021 fiscal years, the Company granted PSUs to certain key employees pursuant to the Company's 2020 Omnibus Plan. The number of shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award. If performance satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200% of target thresholds, as defined in the applicable award agreements. Any earned PSU will vest if the employee’s service has been continuous through the vesting date. Any PSU not earned because of failure to achieve the minimum performance goal at the end of the performance period will be immediately forfeited. The grant date fair value of the PSUs was determined based on the grant date closing price of the Company’s stock.

For the 2022 and 2021 fiscal years, the Company granted MSUs to certain key employees pursuant to the Company's 2020 Omnibus Plan. The number of restricted stock units earned is based on the Company’s cumulative total shareholder return ("TSR"), as defined in the applicable award agreement, over a three-year performance measurement period. If TSR satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200% shown in the table below. Any MSU not earned because of failure to achieve the minimum performance goal at the end of the performance period will be immediately forfeited. Grant date fair values were determined using a Monte Carlo valuation model based on the following assumptions:

	Fiscal 2022	Fiscal 2021
Total grant date fair value	$391	$845
Total grant date fair value per share	$6.04	$13.92
Expected volatility	40.0%	35.0%
Weighted average expected life	2.81 years	2.77 years
Risk-free interest rate	1.79%	0.27%

The percent of the target MSU that will be earned based on the Company’s TSR is as follows:

Cumulative TSR %
Fiscal 2022	Fiscal 2021	Percent of Units Vested
Below 29.2%	Below 25.1%	—%
29.2%	25.1%	50%
52.1%	47.2%	100%
74.9% and above	69.3% and above	200%

A summary of the status of the Company’s non-vested restricted stock unit activity as of December 31, 2022 and changes during the year then ended is as follows:

	RSUs		MSUs		PSUs		Total
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested outstanding, December 31, 2021	117,109	$15.53	50,861	$13.92	101,748	$17.50	269,718	$15.97
Granted	97,808	$6.67	64,709	$6.04	64,693	$7.04	227,210	$6.60
Vested	(50,236)	$14.89	—	$—	—	$—	(50,236)	$14.89
Forfeited or cancelled	(17,129)	$13.43	(9,854)	$11.67	(16,895)	$15.76	(43,878)	$13.93
Non-vested outstanding, December 31, 2022	147,552	10.12	105,716	9.31	149,546	13.17	402,814	11.04

Note 22. Regulatory Matters
U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices prescribed or permitted by regulatory authorities for the Company’s insurance company subsidiaries, Benchmark, ALIC, 7710 & BSIC differ from GAAP. The principal differences between statutory accounting practices ("SAP") and GAAP as they relate to the financial statements of Benchmark, ALIC, 7710 and BSIC are (i) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (ii) deferred tax assets are subject to more limitations regarding what amounts can be recorded under SAP and (iii) bonds are recorded at amortized cost under SAP and fair value under GAAP. Benchmark is domiciled in Kansas, ALIC is domiciled in Utah, 7710 is domiciled in South Carolina and BSIC is domiciled in Arkansas. As of December 31, 2022 and 2021, and during the years then ended, Benchmark, ALIC, 7710 and BSIC met all regulatory requirements of the states in which they operate.

Risk-based capital ("RBC") requirements as promulgated by the National Association of Insurance Commissioners ("NAIC") require property and casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks (e.g., investment risk, underwriting profitability, etc.) of the insurance company subsidiaries. As of December 31, 2022 and 2021, the insurance company subsidiaries’ adjusted capital and surplus exceeded their authorized control level as determined by the NAIC’s risk-based capital models.

Summarized statutory basis information, which differs from GAAP, is shown below for Benchmark, ALIC, 7710 and BSIC.

	2022
(in thousands, except percentages)	Benchmark	ALIC	7710	BSIC
Statutory capital and surplus	$222,340	$6,270	$6,210	$48,655
RBC authorized control level	31,350	436	225	315
Statutory net income (loss)	(2,270)	108	(21)	695
RBC percentage	709%	1,438%	2,760%	15,446%

	2021
(in thousands, except percentages)	Benchmark	ALIC	7710	BSIC
Statutory capital and surplus	$170,686	$6,321	$6,395	$19,977
RBC authorized control level	24,279	567	382	129
Statutory net income	(782)	128	76	(23)
RBC percentage	703%	1,115%	1,674%	15,486%

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Kansas, California, Utah, South Carolina and Arkansas.

Under Kansas and California law, dividends payable from Benchmark without the prior approval of the applicable insurance commissioner must not exceed the greater of (i) 10% of Benchmark’s surplus as shown on the last statutory financial statement on file with the Kansas Insurance Department and the California Department of Insurance, respectively, or (ii) 100% of net income during the applicable twelve-month period (not including realized gains). Dividends shall not include pro rata distributions of any class of Benchmark's own securities. For the years ended December 31, 2022 and 2021 the Company could approve dividends without the approval of the state up to $17,068 and $20,474, respectively. The Kansas Insurance Department does not have any limitations on the total amount of dividends paid.

Under Utah law, dividends payable from ALIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of ALIC’s surplus as shown on the last statutory financial statement on file with the Utah Insurance Department (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of ALIC's own securities. For the years ended December 31, 2022 and 2021 the Company could approve dividends without the approval of the state up to $128 and $11, respectively.

Under South Carolina law, dividends payable from 7710 without the prior approval of the applicable insurance commissioner are limited to the following during the preceding twelve months: (a) when paid from other than earned surplus must not exceed the lesser of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement; or (b) when paid from earned surplus must not exceed the greater of: (i) 10% of 7710's surplus as regards policyholders as shown in 7710’s most recent annual statement; or (ii) the net income, not including net realized gains or losses as shown in the 7710's most recent annual statement. Dividends shall not include pro rata distributions of any class of 7710’s own securities. For the years ended December 31, 2022 and 2021 the Company could approve dividends without the approval of the state up to $75 and $519, respectively.

Under Arkansas law, dividends payable from BSIC without the prior approval of the applicable insurance commissioner must not exceed the lesser of (i) 10% of BSIC’s surplus as shown on the last statutory financial statement on file with the Arkansas Insurance Department; or (ii) 100% of net income during the applicable twelve- month period (not including realized gains). Dividends shall not include pro rata distributions of any class of BSIC's own securities. For the years ended December 31, 2022 and 2021 the Company could not approve dividends without the approval of the state.

The insurance laws of Kansas require Benchmark to maintain minimum capital and surplus of $1,500. The insurance laws of Utah require ALIC to maintain minimum capital in the amount of $300. The insurance laws of South Carolina require 7710 to maintain minimum capital and surplus of $1,200. The insurance laws of Arkansas require BSIC to maintain minimum capital and surplus of $20,000.

Note 23. Employee Benefit Plan
The Company has a 401(k) Plan and Trust. This Plan covers all eligible employees of the Company. An employee becomes eligible on the first day of each calendar quarter if they are at least 21 years old. Participants may elect to contribute from 1 percent up to 15 percent of their salary annually. The Company matches 50 percent of each dollar an employee contributes on the first 5 percent of compensation. In addition, under the safe-harbor plan, the Company contributes 3 percent of each participant's gross wages regardless of the employee's contributions. The Company may also make discretionary profit sharing contributions. The employees vest 25 percent per year of service beginning in the second full year of service. The Company contributed approximately $1,444, $1,373 and $942 to the plan for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 24. Commitments and Contingencies
From time to time, the Company is subject to litigation related to its insurance business. Management does not believe that the Company is a party to any such pending litigation that would have a material adverse effect on its future operations.

Note 25. Transactions with Related Parties
In connection with our IPO, we entered into a director nomination agreement with the Altaris Funds, the Company's principal stockholder. So long as the Altaris Funds own 35% or more of outstanding Common Stock, the Altaris Funds will have the right (but not the obligation) to nominate three individuals to our board of directors; so long as the Altaris Funds own 20% or more but less than 35% of our outstanding Common Stock, the Altaris Funds will have the right (but not the obligation) to nominate two individuals to our board of directors; and so long as the Altaris Funds own 10% or more but less than 20% of outstanding Common Stock, the Altaris Funds will have the right (but not the obligation) to nominate one individual to our board of directors. Prior to the IPO, the Company paid a management fee to the Altaris Funds totaling $500 for the year ended December 31, 2020 which is included in general and administrative expenses on the consolidated statement of operations. In conjunction with the IPO in 2020, the Company paid a termination fee to the Altaris Funds totaling $7,639, which is included in other expenses on the consolidated statement of operations.

On December 15, 2022, the Company entered into a merger agreement, providing for the acquisition of the Company by Altaris. See Note 1 for additional information.

On July 6, 2021, Trean Corp purchased 100% ownership of WIC. Prior to the acquisition, WIC was partially owned by two employees of the Company. The total purchase price was $5,500, which includes $1,500 that is contingent on WIC's future earnings, as defined in the agreement. The Company made an earn-out payment of $750 during the year ended December 31, 2022. As of December 31, 2022 and December 31, 2021, $750 and $1,500, respectively, of the total purchase price is outstanding and included within accounts payable and accrued expenses on the consolidated balance sheet.

The Company recorded $100, $200 and $200 of revenue for consulting services provided to TRI for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 6 for information on the sale of the Company's previous ownership in TRI.

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

Schedule II. Condensed Financial Information of Registrant

Trean Insurance Group, Inc.
Condensed Balance Sheets
(in thousands, except share data)

	December 31,
	2022	2021
Assets
Investment in subsidiaries	$283,600	$267,643
Total investments	283,600	267,643
Cash and cash equivalents	3,066	4,242
Income taxes receivable	5,841	12,360
Intercompany receivables	22,645	135,369
Deferred tax asset	1,051	671
Other assets	1,859	1,930
Total assets	$318,062	$422,215
Liabilities
Accounts payable and accrued expenses	$3,043	$306
Total liabilities	3,043	306
Stockholders' equity
Preferred stock, $0.01 par value per share (100,000,000 authorized, zero issued and outstanding)	—	—
Common stock, $0.01 par value per share (600,000,000 authorized; 51,222,485 and 51,176,887 issued and outstanding)	512	512
Additional paid-in capital	290,095	288,623
Retained earnings	62,435	128,390
Accumulated other comprehensive income	(38,023)	4,384
Total stockholders' equity	315,019	421,909
Total liabilities and stockholders' equity	$318,062	$422,215

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8.

Schedule II. Condensed Financial Information of Registrant - (Continued)

Trean Insurance Group, Inc.
Condensed Statements of Operations
(in thousands)

	Year Ended December 31,
	2022	2021
Revenues
Net investment income	$—	$9
Other revenue	—	—
Total revenue	—	9
Expenses
General and administrative expenses	5,591	4,103
Other expenses	3,081	845
Noncash stock compensation	1,496	1,522
Total expenses	10,168	6,470
Loss before taxes	(10,168)	(6,461)
Income tax benefit	(1,650)	(1,712)
Loss before equity earnings of subsidiaries	(8,518)	(4,749)
Equity earnings (loss) of subsidiaries	(57,437)	24,079
Net income (loss)	$(65,955)	$19,330

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8.

Schedule II. Condensed Financial Information of Registrant - (Continued)

Trean Insurance Group, Inc.
Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net income (loss)	$(65,955)	$19,330
Adjustments to reconcile net income to net cash from operating activities:
Stock compensation	1,496	1,522
Equity (earnings) losses in subsidiaries	57,437	(24,079)
Dividends received from subsidiaries	1,150	—
Deferred income taxes	(379)	(414)
Changes in operating assets and liabilities:
Premiums and other receivables	—	—
Other assets	70	(1,930)
Accounts payable and accrued expenses	2,737	(357)
Income taxes payable and receivable	6,520	(7,781)
Intercompany receivables	(3,079)	17,277
Net cash provided by (used in) operating activities	(3)	3,568
Investing activities
Distribution from subsidiaries	8,850	—
Capital contributions to subsidiaries	(10,000)	—
Net cash used for investing activities	(1,150)	—
Financing activities
Shares redeemed for payroll taxes	(23)	(94)
Proceeds from short swing rule	—	85
Net cash provided by (used in) financing activities	(23)	(9)
Net increase in cash, cash equivalents and restricted cash	(1,176)	3,559
Cash, cash equivalents and restricted cash ‑ beginning of period	4,242	683
Cash, cash equivalents and restricted cash ‑ end of period	$3,066	$4,242

This condensed financial information should be read in conjunction with the consolidated financial statements and notes included in Part II, Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms specified by the SEC.

Management's Report on Internal Control Over Financial Reporting
As of the end of the period covered by this report, management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by Item 11 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID no. 34) is our principal accountant.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements
The following consolidated financial statements and supplementary data of the Company and its subsidiaries, required by Part II, Item 8 are filed herewith:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
•Consolidated Statements of Operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
•Consolidated Statements of Stockholders’ Equity and Redeemable Preferred Stock for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
• Notes to Consolidated Financial Statements

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 15, 2022, by and among Trean Insurance Group, Inc., Treadstone Parent Inc., and Treadstone Merger Sub Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2022 and incorporated by reference herein)
3.1
Amended and Restated Certificate of Incorporation of Trean Insurance Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)

3.2	Amended and Restated By-Laws of Trean Insurance Group, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
4.1	Description of Securities
10.1	Registration Rights Agreement, dated as of July 20, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.2	Reorganization Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.3	Contribution Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., BIC Holdings LLC and Trean Holdings LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.4	Contribution Agreement, dated as of July 16, 2020, between Trean Insurance Group, Inc. and Trean Compstar Holdings LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.5	Director Nomination Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., AHP-BHC LLC, AHP-TH LLC, ACP-BHC LLC and ACP-TH LLC (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.6**	Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.7	Termination Agreement, dated as of July 16, 2020, among Altaris Capital Partners, LLC, BIC Holdings LLC, Trean Holdings LLC and Trean Insurance Group, Inc. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.8	Agreement, dated as of June 3, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)

Exhibit Number	Description
10.9	Amendment No. 1 to Agreement, dated as of July 6, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5b to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.10	Director Nomination Agreement among Trean Insurance Group, Inc. and the Altaris Funds (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.11**	Restricted Stock Unit Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.12**	Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.13**	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2021)
10.14**	Form of Market Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2021)
10.15	Indemnification Agreement between Trean Insurance Group, Inc. and each of its directors and executive officers (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.16	Voting and Support Agreement, dated as of December 15, 2022, by and among Trean Insurance Group, Inc., AHP-BHC LLC, AHP-TH LLC, ACP-BHC LLC, ACP-TH LLC and Altaris Partners, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2022 and incorporated by reference herein)
10.17	Fiscal Agency Agreement, dated as of August 24, 2022, by and between Benchmark Insurance Company and The Bank of New York Mellon (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 30, 2022 and incorporated by reference herein)
10.18	Amended and Restated Credit Agreement, dated as of May 26, 2020, among Trean Holdings LLC, Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.19	Second Amended and Restated Credit Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed March 26, 2021)
10.20	First Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, N.A., as administrative agent, dated May 6, 2022 (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2022 and incorporated by reference herein)
10.21	Second Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, N.A., as administrative agent, dated September 28, 2022 (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 4, 2022 and incorporated by reference herein)
10.22	Third Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, as administrative agent, dated December 15, 2022 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2022 and incorporated by reference herein)
21.1+	Subsidiaries of Trean Insurance Group, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
24.1+	Power of Attorney (included on the signature pages hereto)
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act.
** Represents management contracts and compensatory plans or arrangements.
+ Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2023.

TREAN INSURANCE GROUP, INC.

By:	/s/ Julie A. Baron
Julie A. Baron
Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that undersigned hereby constitute and appoint each of Julie A. Baron, Nicholas J. Vassallo and Patricia A. Ryan, and each of them, as true and lawful attorneys-in-fact and agents with full power of substitution, in any and all capacities, to, sign Trean Insurance Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, and take any other action or any type whatsoever in connection with the foregoing which in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required by, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion. The undersigned acknowledges that the foregoing attorneys-in-fact, in serving in such capacity at the request of the undersigned, are not assuming any of the undersigned’s responsibilities to comply with the Securities Exchange Act of 1934.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julie A. Baron	Chief Executive Officer, President and Director	March 16, 2023
Julie A. Baron	(Principal Executive Officer)

/s/ Nicholas J. Vassallo	Chief Financial Officer and Treasurer	March 16, 2023
Nicholas J. Vassallo	(Principal Financial and Accounting Officer)

/s/ Andrew M. O'Brien	Executive Chairman of the Board and Director	March 16, 2023
Andrew M. O'Brien

/s/ Daniel G. Tully	Director	March 16, 2023
Daniel G. Tully

/s/ Mary A. Chaput	Director	March 16, 2023
Mary A. Chaput

/s/ Randall D. Jones	Director	March 16, 2023
Randall D. Jones

/s/ Steven B. Lee	Director	March 16, 2023
Steven B. Lee

/s/ Terry P. Mayotte	Director	March 16, 2023
Terry P. Mayotte

/s/ Phillip I. Smith	Director	March 16, 2023
Phillip I. Smith