Form 10-K/A
period 2022-12-31
Trean Insurance Group, Inc.
filed 2023-04-13
CIK 1801754

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Trean Insurance Group, Inc.
Form 10-K/A

Explanatory Note
Trean Insurance Group, Inc. (also referred to herein as the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) with the United States Securities and Exchange Commission (the “Commission”) on March 16, 2023. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”, and together with the Original form 10-K, the “Report”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders because the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2022. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K. Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K. Because no consolidated financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the consolidated financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Commission. Terms used but not defined herein are as defined in our Original Form 10-K. As used throughout this Report, unless the context otherwise indicates, the terms “we,” “us,” “our,” “Trean” or the “Company” refer collectively to Trean Insurance Group, Inc. and its wholly owned subsidiaries.

Forward-Looking Statements

This Report contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "would," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward‑looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

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

The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, assumptions and other factors, which in many cases are beyond our control, as described in "Item 1A — Risk Factors" in the Original Form 10-K or in this Form 10K/A. Our statements reflecting these risks and uncertainties are not exhaustive, and other risks and uncertainties may currently exist or may arise in the future that could have material effects on our business, operations and financial condition. We cannot assure you that the results, events and circumstances reflected in the forward‑looking statements reflected in this Report and our other public statements and securities filings will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward‑looking statements.

You should read this Report and the documents that we reference in this Report and have filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we currently expect. We qualify all of our forward‑looking statements by these cautionary statements.

The forward‑looking statements made in this Report speak only as of the date on which such statements are made. We undertake no obligation, and do not intend, to update any forward‑looking statements after the date of this Report or to conform such statements to actual results or revised expectations, except as required by applicable securities laws or other rules and regulations of the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors

Our business affairs are managed under the direction of our Board, which is currently comprised of eight members. Our Board is divided into three classes with staggered three (3)-year terms. The following table sets forth the names, ages as of March 13, 2023, and certain other information for each of the directors.

Name	Class	Term Year	Age	Position
Andrew M. O’Brien	II	2025	71	Executive Chairman and Director
Julie A. Baron	III	2023	56	President, Chief Executive Officer and Director
Mary A. Chaput	I	2024	73	Director
Randall D. Jones	III	2023	69	Director
Steven B. Lee	II	2025	71	Director
Terry P. Mayotte	III	2023	63	Director
Philip I. Smith	I	2024	55	Director
Daniel G. Tully	I	2024	62	Director

Andrew M. O’Brien. Mr. O’Brien has served a director since he founded Trean in 1996 and as the Executive Chairman of the Board since July 2022. He served as our President from 1996 until June 2021 and as Chief Executive Officer from 1996 until July 2022. Prior to founding Trean, Mr. O’Brien served as a General Partner, Executive Vice President and director of E.W. Blanch Company. Mr. O’Brien has also served as a director of the Health Care Insurance Facility, First Dakota Indemnity Company and SAFE, Inc., a holding company for an accident and health insurer. Mr. O’Brien holds a B.A. in Sociology from the University of Minnesota, a J.D. from the University of Minnesota Law School and a Chartered Property Casualty Underwriter designation. The Board of Directors has concluded that Mr. O’Brien’s extensive knowledge of Company operations, finances, strategies and industry makes him well-qualified to serve as the Executive Chairman of the Board of Directors of the Company.

Julie A. Baron. Ms. Baron has served as our Chief Executive Officer and as a director since July 2022. Previously, Ms. Baron served as President and Chief Operating Officer from June 2021 to July 2022. From March of 2015 through June of 2021, Ms. Baron served as the Treasurer and Chief Financial Officer of Trean. From November 2007 to March 2015, Ms. Baron served as the Controller for Benchmark Insurance Company, one of Trean’s subsidiaries. Prior to joining Trean, Ms. Baron was the controller for Ala Carte Broker Services, LLC, a mortgage broker and title company in the Twin Cities. Ms. Baron holds a B.S. in Accounting from Arizona State University and is a Certified Public Accountant (inactive). Our Board of Directors has concluded that Ms. Baron’s knowledge of the Company and insurance industry and the Company’s operations, finances and strategies makes her well-qualified to serve as the President, Chief Executive, and on the Board of Directors of the Company.

Mary A. Chaput. Ms. Chaput has served as a director of Trean since August 2020. Since May 2018, Ms. Chaput has served as a member of the board of directors of Clearwater Compliance LLC, a healthcare cybersecurity and compliance company. From December 2011 to May 2018, Ms. Chaput served as Chief Financial Officer and Chief Compliance Officer of Clearwater Compliance LLC. From October 2001 to December 2011,

Ms. Chaput served as Executive Vice President and Chief Financial Officer of Healthways, Inc. (now known as Tivity Health, Inc.). While at Healthways, Ms. Chaput led the global finance organization, including acquisitions, legal, treasury activities, accounting, and tax planning. Ms. Chaput received a B.A. in Mathematics from Russell Sage College and an M.B.A., summa cum laude, from State University of New York, Albany. She is also a graduate of the General Electric Financial Management Program. Our Board of Directors has concluded that Ms. Chaput’s extensive finance and accounting experience, and her background as a senior executive with publicly traded companies, make her well-qualified to serve on the Board of Directors of the Company.

Randall D. Jones. Mr. Jones has served as a director of Trean since 2008 and has been in the insurance business for 46 years, with the majority of his experience in the specialty lines insurance market. After starting his career as a claims adjuster with a standard lines insurer, Mr. Jones has extensive specialty lines experience as a wholesale broker and in underwriting, product management and executive positions, including as the chief executive officer of two specialty lines insurers for approximately 10 years. Mr. Jones has served in various company and industry board roles including associations such as Wholesale & Specialty Insurance Association, PCI and the MN Insurance Federation, including serving as the consulting education director for NAPSLO (known now as Wholesale & Specialty Insurance Association) after many years as a volunteer instructor for the organization. Mr. Jones currently conducts select strategic consulting and executive coaching for clients in the reinsurance, alternative and surplus lines marketplaces, including an ongoing consulting role with Wholesale & Specialty Insurance Association. Mr. Jones holds a B.S. in Administration of Justice from Southern Illinois University and a M.Ed. in Adult Learning & Curriculum from Central Michigan University. The Board of Directors has concluded that Mr. Jones’s extensive executive and operational experience and knowledge of the insurance industry make him well-qualified to serve on the Board of Directors of the Company.

Steven B. Lee. Mr. Lee has served as a director of Trean since December 1996. Mr. Lee also served as the Senior Vice President for Trean Reinsurance Services, LLC, one of Trean’s subsidiaries, from December 2016 through December 2020. Mr. Lee has 38 years of experience in the reinsurance and insurance industry focusing on workers’ compensation, casualty and professional liability. Mr. Lee holds a B.A. in Psychology from St. Olaf College, an M.B.A. from the University of Wisconsin and a J.D. from the Mitchel Hamline School of Law. Our Board of Directors has concluded that Mr. Lee’s industry experience and expertise relating to workers’ compensation, casualty and professional liability make him well-qualified to serve on the Board of Directors of the Company.

Terry P. Mayotte. Mr. Mayotte has served as a director of Trean of since July 2021. Mr. Mayotte founded Oasis Outsourcing Holdings Inc. and served as the Chief Financial Officer from July 2016 to December 2018, when it was acquired by Paychex, Inc. (Nasdaq: PAYX). Mr. Mayotte currently serves as the President of Oasis Outsourcing, a subsidiary of Paychex, Inc. Mr. Mayotte has extensive experience in workers’ compensation, a core product of Oasis Outsourcing Holdings Inc. Mr. Mayotte holds a B.A. in Finance from Emory University. Our Board of Directors has concluded that Mr. Mayotte’s extensive finance experience and his workers’ compensation experience make him well-qualified to serve on the Board of Directors of the Company.

Philip I. Smith. Mr. Smith has served as a director of Trean since March 2022. Mr. Smith has been an Operating Partner of Altaris, LLC since June 2022. Prior to joining Altaris, Mr. Smith was a Managing Director, Investment Banking with Duff and Phelps, LLC, an investment banking firm, from December 2016 to May 2022, during which time Mr. Smith principally provided advisory services in the area of healthcare mergers and acquisitions. Prior to joining Duff & Phelps, Mr. Smith was a Managing Director with BMO Capital Markets (formerly Greene Holcomb and Fisher) where he focused on healthcare mergers and acquisitions. Before that, he was a member of the medical device investment banking team at Piper Jaffray in Minneapolis. Mr. Smith served as an executive officer for a number of medical technology companies, including DGIMED Ortho, Vital Images, Thermonix and Image-Guided Neurologics. He has also served on the board of directors of Delta Dental of Minnesota, MGC Diagnostics (formerly Angeion Corp) and currently serves on the board of directors of Intricon Corp and Nortech Systems Incorporated (Nasdaq: NSYS). Mr. Smith received an MBA from the Wharton School of the University of Pennsylvania and a B.S. in electrical engineering from the University of Florida. The Board of Directors has concluded that Mr. Smith’s investment experience and his background working with publicly traded companies make him well-qualified to service on the Board of Directors of the Company.

Daniel G. Tully. Mr. Tully has served as a director of Trean since July 2015 and previously served as the Chairman of our Board until July 2022. Mr. Tully is a Managing Director at Altaris, LLC, which he co-founded in 2002. Mr. Tully has extensive experience serving on audit, compensation, and compliance committees. Prior to the formation of Altaris, Mr. Tully held various positions with Merrill Lynch, including serving as the firm’s global head of healthcare equity capital markets and as a member of Merrill Lynch’s private equity and investment banking groups. Mr. Tully has also served as a director of Tivity Health, Inc., a formerly publicly traded provider of health solutions, from August 2019 to September 2020. Mr. Tully received a B.S. in Economics from the University of Pennsylvania, Wharton Undergraduate Program. The Board of Directors has concluded that Mr. Tully’s detailed knowledge of our operations, finances, strategies and industry makes him well-qualified to serve on the Board of Directors of the Company.

Diversity
The table below provides certain highlights of the composition of our board members. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).
Board Diversity Matrix as of March 13, 2023

Total Number of Directors - 8
Part I – Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	2	4	0	2
Part II – Demographic Background
African American of Black	0	1	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	1	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	2	3	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	2
Certain Legal Proceedings
There have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of our directors or executive officers, or in which any director, officer or principal stockholder, or any affiliate thereof, is a party adverse to us or has a material interest adverse to us.
Executive Officers

The following sets forth information regarding our executive officers as of March 13, 2023:

Name	Age	Position
Andrew M. O’Brien	71	Executive Chairman; Director
Julie A. Baron	56	President and Chief Executive Officer
Patricia A. Ryan	53	Chief Legal Officer and Corporate Secretary
Matthew J. Spencer	46	Chief Information and Security Officer
Nicholas J. Vassallo	59	Chief Financial Officer and Treasurer

Information concerning the business experience of Ms. Baron and Mr. O’Brien is provided under the section titled “Directors” above.
Patricia A. Ryan. Ms. Ryan has served as our Chief Legal Officer and Corporate Secretary since September of 2021. Prior to joining Trean, Ms. Ryan served as Chief Legal Officer and Head of Employee Engagement for HDI Global Insurance Company from August 2019 through September 2021. From April 2017 to August 2019, Ms. Ryan was a partner in the law firm of Johnson & Bell, LLC and was acting as outside general counsel for American Overseas Group, a Bermuda-domiciled insurance holding company, for whom she previously served as Executive Vice President and General Counsel, as well as an Officer and Director of its operating subsidiaries from April 2013 through April 2017. Ms. Ryan also held positions in the legal departments of Allianz and QBE Insurance Company. Ms. Ryan holds a B.A. in Economics and History from the University of Illinois in Urbana Champaign, and a J.D. from Loyola University of Chicago.
Matthew J. Spencer. Mr. Spencer has served as our Chief Information & Security Officer since October 2018. Mr. Spencer served as our Vice President of Business Technology from April 2015 to October 2018. Prior to joining Trean, Mr. Spencer served as the Senior Project Office Manager for MMIC Insurance, Inc. from July 2013 to March 2015. Mr. Spencer holds a B.S. in Quantitative Methods in Computer Science and a B.A. in Business Administration and Management from the University of St. Thomas.
Nicholas J. Vassallo. Mr. Vassallo has served as our Treasurer and Chief Financial Officer since June of 2021. From May of 2020 to June of 2021, Mr. Vassallo served as Chief Accounting Officer of Trean. Prior to joining Trean, Mr. Vassallo served as Chief Accounting Officer for iMedia Brands, Inc. from May 2018 to October 2019 and as Senior Vice President – Corporate Controller since October 2015 and Vice President – Corporate Controller since 2001, having first joined iMedia Brands, Inc. as director of financial reporting in October 1996. Mr. Vassallo began his career with Arthur Andersen LLP, where he spent eight years in its audit practice group. Mr. Vassallo holds a B.S. in Accounting from St. John’s University and is a Certified Public Accountant (inactive).
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of these reports that we have received and on representations from all reporting persons who are our directors and executive officers, we believe that during 2022, all of our officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements. However, due to an administrative oversight, a single group of late Form 4s was filed in 2022 in respect of grants of restricted stock units granted to our non-employee directors, Ms. Chaput and Messrs. Jones, Lee, Mayotte and Smith, on May 17, 2022.

Code of Business Conduct and Ethics
Our Board has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A current copy of the code is posted on our website, which is located at www.trean.com on the “Investor Relations—Governance—Document & Charters” section of our website. Any amendments or waivers to our code of conduct will be disclosed on our website promptly following the date of such amendment or waiver.
These items are also available in print to any stockholder who requests them by writing to Trean Insurance Group, Inc., Investor Relations, at 150 Lake Street West, Wayzata, MN 55391, Attn: Corporate Secretary. In addition, the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements and other information we file electronically, including the current version of our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws filed as exhibits to our Report.
Audit Committee
Our Board has a standing Audit Committee. Our Audit Committee consists of Mr. Mayotte, who serves as the chair of the Audit Committee, Ms. Chaput, Mr. Jones and Mr. Smith, all of whom qualify as independent directors under the corporate governance standards of Nasdaq and the independence requirements of Rule 10A-3 under the Exchange Act. Our Board of Directors has determined that each of Mr. Mayotte and Ms. Chaput qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K. The Audit Committee will assist our Board of Directors in fulfilling its oversight responsibilities relating to:
•the quality and integrity of our combined financial statements and our financial reporting process;
•review of our independent registered public accounting firm’s qualifications and independence;
•the performance of our independent registered public accounting firm;
•the integrity of our systems of internal accounting and financial controls; and
•our compliance with legal and regulatory requirements.
In so doing, the Audit Committee is responsible for maintaining free and open communication between the committee, our independent registered public accounting firm and our management. In this role, the Audit Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company and has the power to retain outside counsel or other experts for this purpose.
The Audit Committee has direct responsibility for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The Audit Committee meets in executive session with representatives of our independent registered public accounting firm at least quarterly.
Item 11. Executive Compensation
Named Executive Officers
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Fiscal Year 2022 Summary Compensation Table” below. For the purposes of this section, we have elected to comply with the scaled executive compensation disclosure requirements applicable to emerging growth companies under SEC rules. For the fiscal year ended December 31, 2022, our “named executive officers” and their positions were as follows:

Executive	Position
Andrew M. O’Brien	Executive Chairman
Julie A. Baron	President and Chief Executive Officer
Patricia A. Ryan	Chief Legal Officer & Corporate Secretary
Nicholas J. Vassallo	Chief Financial Officer and Treasurer

This discussion describes our historical executive compensation program for our named executive officers as of December 31, 2022.

Fiscal Year 2022 Summary Compensation Table
The following table sets forth information regarding the compensation earned by, or paid to, our named executive officers during the fiscal years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Andrew M. O’Brien Executive Chairman	2022	500,000	375,000	—		—	9,707	(4)	884,707
	2021	501,579	250,000	—		—	15,603		767,182

Julie A. Baron President and Chief Executive Officer	2022	397,606	212,500	141,626	(5)	16,201	21,232	(6)	789,165
	2021	325,000	175,000	467,531		123,183	18,120		1,108,834

Patricia A. Ryan (7) Chief Legal Officer and Corporate Secretary	2022	275,000	150,000	84,980	(5)	9,720	15,475	(8)	535,175

Nicholas J. Vassallo (9) Chief Financial Officer and Treasurer	2022	292,708	150,000	113,301	(5)	12,963	16,603	(10)	585,575
____________________________

(1)	Represents base salary paid during fiscal 2022 and fiscal 2021, as described below in the section entitled “Narrative to Summary Compensation Table.”

(2)	Represents discretionary cash incentive bonuses paid to each of our named executive officers during the fiscal year ended December 31, 2022 and discretionary cash incentive bonuses paid to each of our named executive officers during the fiscal year ended December 31, 2021.

(3)	Amounts do not reflect compensation actually realized by the named executive officer. Each amount represents the grant date fair value of the stock option award made to each individual during the respective fiscal year as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the value of the option awards granted in fiscal 2022 and fiscal 2021 are set forth in Note 21, Stock Compensation, of the Notes to the Consolidated Financial Statements included in our Annual Reports on Form 10-K filed with the SEC on March 16, 2023 for fiscal year 2022 and filed on March 15, 2022 for fiscal year 2021.

(4)	Represents $9,150 of 401(k) company match and safe harbor payments and $556 of long-term care payments made during fiscal 2022.

(5)	Amount shown represents the grant date fair value of restricted stock time-based vesting awards, market-based vesting awards and performance-based vesting awards granted on March 9, 2022 as part of the Company's long-term compensation program. The per share grant date fair values were determined in accordance with FASB ASC Topic 718 and for time-based and performance-based vesting awards was based on the grant date closing price of a share of our common stock. A Monte Carlo valuation model is used to estimate the grant date fair value of for market-based vesting awards. The assumptions used to calculate the fair value of market and performance-based vesting awards are set forth in Note 21, Stock Compensation, of the Notes to Consolidated and Combined Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on March 16, 2023. At grant date, the value of the 2022 performance-based vesting awards, assuming maximum performance, would be $99,110 for Ms. Baron, $59,460 for Ms. Ryan and $79,284 for Mr. Vassallo. The dollar amounts shown do not reflect the value of the restricted shares on the day they vest.

(6)	Represents $16,775 of 401(k) company match and safe harbor payments, $4,212 of travel fringe benefits and $245 of long-term care payments made during fiscal 2022.

(7)	Ms. Ryan was not a named executive officer in 2021.

(8)	Represents $15,125 of 401(k) company match and safe harbor payments and $350 of long-term care payments made during fiscal 2022.

(9)	Mr. Vassallo was not a named executive officer in 2021.

(10)	Represents $16,156 of 401(k) company match and safe harbor payments and $447 of long-term care payments made during fiscal 2022.

Narrative to Summary Compensation Table
Each of our named executive officers was provided with the following material elements of compensation in the year ended December 31, 2022:
Base Salaries
Each of our named executive officers received a fixed base salary. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Each named executive officer’s base salary for the fiscal years ended December 31, 2022 and December 31, 2021 (other than Ms. Ryan and Mr. Vassallo) is listed in the “Fiscal Year 2022 Summary Compensation Table” above.
Annual Cash Incentive Awards
Annual cash bonuses are a key component of our executive compensation strategy and are designed to motivate our executive officers to meet our strategic business and financial objectives generally and our annual financial performance targets in particular. Each of our named executive officers is entitled to receive an annual cash incentive bonus as recommended by our Compensation, Nominating and Corporate Governance Committee and approved by the Board of Directors. The Board of Directors, with the recommendation of the Compensation, Nominating and Corporate Governance Committee, has historically awarded cash incentive awards following each fiscal year. For fiscal 2022, the Compensation, Nominating and Corporate Governance Committee established dual performance metrics for our annual cash incentive program based on the Company’s achievement of a threshold of adjusted net income and operating expense as a percentage of gross written premium for the fiscal year. The annual incentive bonuses actually awarded to each named executive officer under this program were determined by our Compensation, Nominating and Corporate Governance Committee in consultation with our Chief Executive Officer (other than with respect to his or her own compensation) and recommended to the Board of Directors for approval. The determination involved an analysis of the Company’s performance relative to the performance metrics established for fiscal 2022 by the Compensation, Nominating and Corporate Governance Committee, as well as such other factors as the Compensation, Nominating and Corporate Governance Committee deemed appropriate for consideration in its discretion, including the performance of the individual officer and his or her contributions to the Company. We anticipate continuing to provide our named executive officers with an opportunity to earn an annual cash incentive bonus, based on individual and Company goals.
Equity Compensation
In connection with our IPO, we adopted the Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”), pursuant to which we may grant cash and equity-based incentive awards to selected officers, employees, non-employee directors, independent contractors and consultants, to strengthen their commitment, motivate them to faithfully and diligently perform their responsibilities and to attract and retain competent and dedicated persons who are essential to the success of our business and whose efforts will impact our long-term growth and profitability. These awards during 2021 and 2022 consisted of equal components of stock options (“Options”) and three types of restricted stock units: time-based restricted stock units (“RSUs”) with a three-year vesting period, performance stock units (“PSUs”) for shares of Common Stock that may be earned in accordance with the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance period, and market stock units (“MSUs”) for shares of Common Stock that may be earned in accordance with the Company’s cumulative total shareholder return over a three-year performance period. Under this program, Ms. Baron received Options, time-based RSUs, PSUs and MSUs that each represent (at target, for the PSUs and MSUs) 7,039 shares of Common Stock, or a total of 28,156 shares of Common Stock, Ms. Ryan received Options, time-based RSUs, PSUs and MSUs that each represent 4,224 shares of Common Stock, or a total of 16,894 shares of Common Stock, and Mr. Vassallo received Options, time-based RSUs, PSUs and MSUs that each represent 5,632 shares of Common Stock, or a total of 22,526 shares of Common Stock. Mr. O’Brien did not receive awards under this program.
Other Elements of Compensation
Retirement and Employee Benefits Plans. All employees are eligible to participate in broad-based and comprehensive employee benefit programs, including medical, dental, vision, life and disability insurance and a 401(k) plan with matching contributions. Our named executive officers are eligible to participate in these plans on the same basis as our other employees. We do not sponsor or maintain any deferred compensation or supplemental retirement plans in addition to our 401(k) plan. The 401(k) matching contributions, including both a 3% employer safe harbor contribution and an employer matching contribution earned by each named executive officer in the fiscal years ended December 31, 2022 and December 31, 2021 (other than Ms. Ryan and Mr. Vassallo), are included in the “Fiscal Year 2022 Summary Compensation Table” under “All Other Compensation.” Long-term care payments, pursuant to which we pay for a portion of long-term care insurance premiums, are available to certain executives, including the named executive officers.
No Tax Gross-Ups. We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.
Employment Agreements. We currently do not have any employment agreements with our named executive officers.
Outstanding Equity Awards at Fiscal Year End
The following table summarizes the number of outstanding equity awards held by each of our named executive officers as of December 31, 2022.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Awards		Stock Awards
							Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights that Have not Vested
					Option Exercise Price ($)	Option Expiration Date	(#)(1)	Market Value ($)(2)	(#)	Market or Payout Value ($)(2)
Andrew M . O’Brien	—	—	—	—	—	—	—	—	—	—
Julie A. Baron	7/15/2020	9,367	4,683	—	$15.00	7/15/2030	—	—	—	—
	7/16/2020	—	—	—	—	—	4,684	$28,104	—	—
	3/26/2021	2,346	4,693	—	$17.50	3/26/2031	—	—	—	—
	3/26/2021	—	—	—	—	—	4,693	$28,158	—	—
	3/26/2021	—	—	—	—	—	—	—	7,039(3)	$42,234
	3/26/2021	—	—	—	—	—	—	—	7,039(4)	$42,234
	3/9/2022	—	7,039	—	$7.04	3/9/2032	—	—	—	—
	3/9/2022	—	—	—	—	—	7,039	$42,234	—	—
	3/9/2022	—	—	—	—	—	—	—	7,039(5)	$42,234
	3/9/2022	—	—	—	—	—	—	—	7,039(6)	$42,234
Patricia A. Ryan	3/9/2022	—	4,223	—	$7.04	3/9/2032	—	—	—	—
	3/9/2022	—	—	—	—	—	4,224	$25,344	—	—
	3/9/2022	—	—	—	—	—	—	—	4,224(7)	$25,344
	3/9/2022	—	—	—	—	—	—	—	4,223(8)	$25,338
Nicholas J. Vassallo	7/15/2020	3,747	1,873	—	$15.00	7/15/2030	—	—	—	—
	7/16/2020	—	—	—	—	—	1,874	$11,244	—	—
	3/26/2021	1,001	2,002	—	$17.50	3/26/2031	—	—	—	—
	3/26/2021	—	—	—	—	—	2,002	$12,012	—	—
	3/26/2021	—	—	—	—	—	—	—	3,003(9)	$18,018
	3/26/2021	—	—	—	—	—	—	—	3,003(10)	$18,018
	3/9/2022	—	5,632	—	$7.04	3/9/2032	—	—	—	—
	3/9/2022	—	—	—	—	—	5,631	$33,786	—	—
	3/9/2022	—	—	—	—	—	—	—	5,632(11)	$33,792
	3/9/2022	—	—	—	—	—	—	—	5,631(12)	$33,786
____________________________

(1)	Options and RSUs vest in three equal annual installments beginning on the first anniversary of the date of grant.

(2)	Market value of unvested or unearned shares are based on the $6.00 closing price of our stock on December 30, 2022, the last trading day of our 2022 fiscal year.

(3)	Reflects 7,039 MSUs that are expected to vest on 12/31/2023. The number of MSU shares earned is based on the Company’s cumulative total shareholder return (“TSR”), as defined in the applicable award agreement, over a three-year performance measurement period. If TSR satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200%.

(4)	Reflects 7,039 PSUs that are expected to vest on 12/31/2023. The number of PSU shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award.

(5)	Reflects 7,039 MSUs that are expected to vest on 12/31/2024. The number of MSU shares earned is based on the Company’s cumulative TSR, as defined in the applicable award agreement, over a three-year performance measurement period. If TSR satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200%.

(6)	Reflects 7,039 PSUs that are expected to vest on 12/31/2024. The number of PSU shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award.

(7)	Reflects 4,224 MSUs that are expected to vest on 12/31/2024. The number of MSU shares earned is based on the Company’s cumulative TSR, as defined in the applicable award agreement, over a three-year performance measurement period. If TSR satisfies minimum requirements to result in shares being awarded, the number of shares will be determined between 50% and 200%.

(8)	Reflects 4,223 PSUs that are expected to vest on 12/31/2024. The number of PSU shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award.

(9)
Reflects an award of 3,003 MSUs granted pursuant to the Plan. The number of MSU shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over the performance period ending on December 31, 2023. The performance goals allow for a payout ranging from 0% to 200% of the target award.

(10)	Reflects 3,003 PSUs that are expected to vest on 12/31/2023. The number of PSU shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award.

(11)
Reflects an award of 5,632 MSUs granted pursuant to the Plan. The number of MSU shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over the performance period ending on December 31, 2024. The performance goals allow for a payout ranging from 0% to 200% of the target award.

(12)	Reflects 5,631 PSUs that are expected to vest on 12/31/2024. The number of PSU shares earned is based on the Company’s achievement of pre-established target threshold goals for total gross written premiums over a three-year performance measurement period. The performance goals allow for a payout ranging from 0% to 200% of the target award.

2022 Director Compensation
The following table summarizes the aggregate fees earned or paid and the value of equity-based awards earned by our non-employee directors in 2022:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total Compensation ($)
Mary A. Chaput	90,000(2)	24,998	—	114,998
Randall D. Jones	167,500(3)	24,998	—	192,498
Terry P. Mayotte	170,000(4)	24,998	—	194,998
Steven B. Lee	75,000(5)	24,998	—	99,998
Philip I. Smith(6)	73,479(6)	24,998	—	98,477
Daniel G. Tully(7)	—	—	—	—
____________________________

(1)	Amount reported represents 100% of the grant date fair value of the restricted stock grant of 3,720 shares given to each of the directors on May 17, 2022.

(2)	Consists of $75,000 annual Board retainer and $15,000 for serving on the Audit Committee and the Compensation, Nominating and Corporate Governance Committee.

(3)	Consists of $75,000 annual Board retainer; $22,500 for serving as Chair of the Compensation, Nominating and Corporate Governance Committee and serving on the Audit Committee; and $70,000 for serving on the Special Committee to the Board in connection with the evaluation of the Merger Agreement and Merger.

(4)	Consists of $75,000 annual Board retainer, $15,000 for serving as chair of the Audit Committee and $80,000 for serving as chair of the Special Committee to the Board in connection with the evaluation of the Merger Agreement and Merger.

(5)	Consists of $75,000 annual Board retainer.

(6)	Consists of $61,233 annual Board retainer and $12,246 for serving on the Audit Committee and the Compensation, Nominating and Corporate Governance Committee, prorated in connection with his appointment to the Board and Committees.

(7)	As a representative of the Altaris Funds on our Board, Mr. Tully did not receive separate compensation for his services as a director during 2022.

Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2022, our Compensation, Nominating and Corporate Governance Committee consisted of Mr. Jones (who served as Chair), and Ms. Chaput, Mr. Smith and Mr. Tully. None of the members of the Compensation, Nominating and Corporate Governance Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Compensation, Nominating and Corporate Governance Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to those persons that we know to be the “beneficial owners” (as defined by Rule 13d-3 under the Exchange Act) of more than 5% of the outstanding shares of our Common Stock, our only voting security, and with respect to the beneficial ownership of our Common Stock by all directors, each of the named executive officers included in the Summary Compensation Table and all of our executive officers and directors as a group. The information set forth below is based on ownership information we received as of March 13, 2023 (except as otherwise noted below). The percentage of beneficial ownership is based upon 51,238,218 shares of Common Stock outstanding as of March 13, 2023. Unless specified otherwise, the shares indicated are presently outstanding, and each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise noted, the address of each beneficial owner is c/o Trean Insurance Group, Inc., 150 Lake Street West, Wayzata, Minnesota 55391.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
5% Stockholders
Altaris Filing Parties 10 East 53rd Street, 31st Floor New York, New York 10022	24,023,919(2)	46.89%
Blake Baker Enterprises Entities 25736 Oak Meadow Dr. Valencia, California 91381	3,653,640(3)	7.13%
Named executive officers and directors
Andrew M. O’Brien(c)	3,509,120(4)	6.85%
Julie A. Baron(c)	42,209(5)	*
Mary A. Chaput(a)	4,152	*
Randall D. Jones(a)	137,344	*
Steven B. Lee(a)	1,065,186(6)	2.08%
Terry P. Mayotte(a)	4,152	*
Patricia A. Ryan(b)	10,316(7)	*
Philip I. Smith(a)	—	—
Daniel G. Tully(a)	24,023,919(2)	46.89%
Nicholas J. Vassallo(b)	17,980(8)	*
All directors and executive officers as a group (11 persons)	28,837,416(9)	56.24%
____________________________

*	Less than one percent

(a)	Director of Trean

(b)	Named Executive Officer

(c)	Director and Named Executive Officer

(1)
Pursuant to the rules of the SEC, certain shares of Trean Common Stock that an individual owner set forth in this table has a right to acquire within 60 days after March 13, 2023, pursuant to the exercise or vesting of Options, RSUs, or other securities are deemed to be outstanding for the purpose of computing the ownership of that owner, but are not deemed outstanding for the purpose of computing the ownership of any other individual owner shown in the table. Likewise, the shares subject to Options, RSUs, or other securities held by our other directors and executive officers that are exercisable within 60 days after March 13, 2023, are all deemed outstanding for the purpose of computing the percentage ownership of all executive officers, directors and director nominees as a group.

(2)	Information with respect to stock ownership is based on a Schedule 13G/A filed on February 13, 2023, with the SEC by Altaris Partners, LLC. The Schedule 13G/A consists of (i) 19,545,133 shares of Trean Common Stock held by AHP-BHC LLC and 270 shares of Trean Common Stock held by AHP-TH LLC and (ii) 4,478,455 shares of Trean Common Stock held by ACP-BH LLC and 61 shares of Trean Common Stock held by ACP-TH LLC. Daniel G. Tully and George E. Aitken-Davies are members of the board of managers of Altaris Partners, LLC, which has investment and voting control over the shares held by the Altaris Stockholders and their affiliates. Mr. Tully may be deemed to beneficially own any shares of Trean Common Stock owned by the Altaris Stockholders because of his affiliation with Altaris Partners and its affiliated entities.

(3)	Information with respect to stock ownership is based on Schedule a 13G/A filed on February 14, 2023, with the SEC by the Blake Baker Enterprises Entities. The Schedule 13G/A consists of (i) 2,729,521 shares of Trean Common Stock held by Blake Baker Enterprises I, Inc., (ii) 789,292 shares of Trean Common Stock held by Blake Baker Enterprises II, Inc. and (iii) 134,827 shares of Trean Common Stock held by Blake Baker Enterprises III, Inc. (such entities, collectively, the “Blake Baker Enterprises Entities”). The Blake Baker Enterprises Entities are owned by The Baker Family Trust, dated July 8, 2019, of which Blake Baker is the sole settlor and trustee. As trustee, Mr. Baker has sole voting and dispositive power over 4,341,008 shares of Trean Common Stock.

(4)	Consists of 3,509,120 shares of Trean Common Stock held by the Andrew M. O’Brien Premarital Trust, of which Mr. O’Brien is the trustee.

(5)
Includes 16,404 shares of Trean Common Stock that, as of March 13, 2023, were issuable upon the exercise of outstanding Options or will become exercisable within 60 days after March 13, 2023. Also includes 2,346 shares of Trean Common Stock issuable upon vesting of Company RSUs within 60 days after March 13, 2023.

(6)
Consists of 61,235 shares of Trean Common Stock held by Mr. Lee individually, 97,935 shares of Trean Common Stock held by the Steven B. Lee 2020 GRAT, of which Mr. Lee is trustee and 906,016 shares of Trean Common Stock held by the Lee 2020 GST Dynasty Trust, of which Mr. Lee is investment trustee. Also includes 3,720 shares of Trean Common Stock issuable upon vesting of RSUs within 60 days after March 13, 2023.

(7)	Includes 1,408 shares of Trean Common Stock that, as of March 13, 2023, were issuable upon the exercise of outstanding Options or will become exercisable within 60 days after March 13, 2023.

(8)
Includes 7,625 shares of Trean Common Stock that, as of March 13, 2023, were issuable upon the exercise of outstanding Options or will become exercisable within 60 days after March 13, 2023. Also includes 1,001 shares of Trean Common Stock issuable upon vesting of Company RSUs within 60 days after March 13, 2023.

(9)
Includes 35,281 shares of Trean Common Stock that, as of March 13, 2023, were issuable upon the exercise of outstanding Options or will become exercisable within 60 days after March 13, 2023. Also includes 4,755 shares of Trean Common Stock issuable upon vesting of RSUs within 60 days after March 13, 2023.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2022, certain information concerning the Company's equity compensation plans under which equity securities of the Company are currently authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity compensation plans approved by stockholders	567,537	$12.68	4,410,920
Equity compensation plans not approved by stockholders	—	—	—
Total	567,537	$12.68	4,410,920
 ____________________________

(1)The amount shown in this column includes 164,723 outstanding options, 147,552 RSUs, 105,716 MSUs and 149,546 PSUs awarded under the 2020 Omnibus Incentive Plan. The maximum number of MSUs that could be awarded is 211,432 (200% of target) and the maximum number of PSUs that could be awarded is 211,424 (200% of target).
(2)The weighted-average exercise price reflects outstanding Options and does not reflect outstanding RSUs, MSUs or PSUs because they do not have exercise prices.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions

Policies and Procedures for Related Party Transactions
Effective upon the closing of the IPO, our Board of Directors adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were, are or are to be a participant, in which the amount involved exceeds or will exceed $120,000, and a related person had, has or will have a direct or indirect material interest.
All related party transactions described in this section occurred prior to adoption of this policy and as such, these transactions were not subject to the approval and review procedures set forth in the policy.
In addition to the compensation arrangements with directors and executive officers described under “Executive Compensation,” the following is a description of each transaction with a related person since January 1, 2021, and each currently proposed transaction in which:
•we have been or are to be a participant;
•the amount involved exceeded or will exceed $120,000; and
•any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household had or will have a direct or indirect material interest.
Director Nomination Agreement
Other than the Merger Agreement and the Merger pending pursuant thereto, we are party to the following related party transaction. Upon the closing of the IPO, we entered into the Director Nomination Agreement with the Altaris Funds. So long as the Altaris Funds collectively own 35% or more of our outstanding Common Stock, the Altaris Funds have the right (but not the obligation) to nominate three individuals to our Board of Directors; so long as the Altaris Funds collectively own 20% or more but less than 35% of our outstanding Common Stock, the Altaris Funds have the right (but not the obligation) to nominate two individuals to our Board of Directors; and so long as the Altaris Funds collectively own 10% or more but less than 20% of our outstanding Common Stock, the Altaris Funds have the right (but not the obligation) to nominate one individual to our Board of Directors. Subject to limited exceptions, we will include these nominees in the slate of nominees recommended to our stockholders for election as directors.
Director Independence.
Our Board of Directors reviews at least annually whether each of our directors meets the independence requirements of the applicable provisions of the Exchange Act, and the applicable rules of Nasdaq. To determine whether our directors are independent, the Board evaluates any relationships of our directors with the Company and the members of the Company’s management against these independence requirements, provisions and rules. In making its independence determinations, the Board broadly considers all relevant facts and circumstances, including the responses of directors to a questionnaire that solicited information about their relationships. The Board also considers any relationships between the Company and other organizations for which our directors serve as directors or with respect to which our directors are otherwise affiliated, and considers whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities.
The Board has determined that each of the following five of our non-employee directors satisfies the independence standards and does not otherwise have a material relationship with the Company (either directly or as an officer, employee, shareholder or partner of an organization that has a relationship with the Company) that would impair his or her independence, such that each of them qualifies as independent under the applicable rules of Nasdaq and the SEC: Mary A. Chaput, Randall D. Jones, Terry P. Mayotte, Philip I. Smith and Daniel G. Tully.
Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fees
Fees billed by Deloitte & Touche LLP (“Deloitte”) (PCAOB ID: 34, Location: Minneapolis, Minnesota) for the fiscal years ended December 31, 2022 and 2021 related to the Company’s audit services, audit-related services, tax services and other services were approved by the Audit Committee of the Company and paid by the Company. The following table summarizes the aggregate fees billed to the Company by Deloitte:

Type of Service	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees(1)	$810,000	$815,000
Audit-Related Fees(2)	—	—
Tax Fees (3)	289,000	539,000
All Other Fees (4)	—	—
Total	$1,099,000	$1,354,000
____________________________

(1)
Audit fees include (a) the audit of the Company’s financial statements, including statutory audits of certain subsidiaries as required and (b) the reviews of the Company’s unaudited condensed interim financial statements (quarterly financial statements).

(2)	Audit-related fees include fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements, and which are not reported under “Audit Fees.”

(3)	Tax fees include professional services in connection with tax compliance, planning and advice.

(4)	All other fees include all other fees for services performed by Deloitte.
The Audit Committee considered the nature of the services provided by the independent registered public accounting firm and determined that such services were compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and Company management to determine that they were permitted under all applicable legal requirements concerning auditor independence, including the rules and regulations promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the rules and regulations of the American Institute of Certified Public Accountants.
Pre-Approval of Audit and Non-Audit Services
The Audit Committee is directly responsible for the appointment, retention and termination, compensation (on behalf of the Company) and oversight of the work of the Company’s independent registered public accounting firm retained to perform audit services and must pre-approve all audit and non-audit services to be provided by our independent auditor, other than certain de minimus non-audit services. One hundred percent of all audit and non-audit services performed by the independent registered public accounting firm during 2022 were pre-approved by the Audit Committee prior to the commencement of such services. All non-audit services were reviewed by the Audit Committee, and the Audit Committee concluded that the provision of such services by Deloitte was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.The financial statements filed as part of this report are included in Part II, Item 8 of the Original Form 10-K.
2.We have omitted all Financial Statement Schedules because they are not required under the instructions to the applicable accounting regulations of the SEC or the information to be set forth therein is included in the financial statements or in the notes thereto.
3.Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 15, 2022, by and among Trean Insurance Group, Inc., Treadstone Parent Inc., and Treadstone Merger Sub Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2022 and incorporated by reference herein)
3.1	Amended and Restated Certificate of Incorporation of Trean Insurance Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
3.2	Amended and Restated By-Laws of Trean Insurance Group, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
4.1	Description of Securities
10.1	Registration Rights Agreement, dated as of July 20, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.2	Reorganization Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc. and the parties named therein (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.3	Contribution Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., BIC Holdings LLC and Trean Holdings LLC (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.4	Contribution Agreement, dated as of July 16, 2020, between Trean Insurance Group, Inc. and Trean Compstar Holdings LLC (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.5	Director Nomination Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., AHP-BHC LLC, AHP-TH LLC, ACP-BHC LLC and ACP-TH LLC (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.6*	Trean Insurance Group, Inc. 2020 Omnibus Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.7	Termination Agreement, dated as of July 16, 2020, among Altaris Capital Partners, LLC, BIC Holdings LLC, Trean Holdings LLC and Trean Insurance Group, Inc. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 28, 2020 and incorporated by reference herein)
10.8	Agreement, dated as of June 3, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.9	Amendment No. 1 to Agreement, dated as of July 6, 2020, among Blake Baker Enterprises I, Inc., Blake Baker Enterprises II, Inc., Blake Baker Enterprises III, Inc., Blake Baker, Compstar Holding Company LLC, Trean Holdings LLC and Trean Compstar Holdings LLC (filed as Exhibit 10.5b to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)

10.10	Director Nomination Agreement among Trean Insurance Group, Inc. and the Altaris Funds (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.11*	Restricted Stock Unit Award Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.12*	Non-Qualified Stock Option Award Agreement (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1A filed on July 9, 2020 and incorporated by reference herein)
10.13*	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2021)
10.14*	Form of Market Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2021)
10.15	Indemnification Agreement between Trean Insurance Group, Inc. and each of its directors and executive officers (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.16	Voting and Support Agreement, dated as of December 15, 2022, by and among Trean Insurance Group, Inc., AHP-BHC LLC, AHP-TH LLC, ACP-BHC LLC, ACP-TH LLC and Altaris Partners, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2022 and incorporated by reference herein)
10.17	Fiscal Agency Agreement, dated as of August 24, 2022, by and between Benchmark Insurance Company and The Bank of New York Mellon (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 30, 2022 and incorporated by reference herein)
10.18	Amended and Restated Credit Agreement, dated as of May 26, 2020, among Trean Holdings LLC, Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on June 19, 2020 and incorporated by reference herein)
10.19	Second Amended and Restated Credit Agreement, dated as of July 16, 2020, among Trean Insurance Group, Inc., Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC and First Horizon Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed March 26, 2021)
10.20	First Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Trean Compstar Holdings LLC, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, N.A., as administrative agent, dated May 6, 2022 (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 4, 2022 and incorporated by reference herein)
10.21	Second Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, N.A., as administrative agent, dated September 28, 2022 (filed as exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 4, 2022 and incorporated by reference herein)
10.22	Third Amendment to Second Amended and Restated Credit Agreement by and among Trean Insurance Group, Inc., Trean Corporation, Benchmark Administrators, LLC, the lenders party thereto and First Horizon Bank, as administrative agent, dated December 15, 2022 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2022 and incorporated by reference herein)
21.1+	Subsidiaries of Trean Insurance Group, Inc.
23.1+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.4**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Represents management contracts and compensatory plans or arrangements.
**Filed herewith.
+ Filed or furnished as an exhibit to the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2023.

TREAN INSURANCE GROUP, INC.

By:	/s/ Julie A. Baron
Julie A. Baron Chief Executive Officer and President